Form 10-Q
period 1996-06-30
OACIS HEALTHCARE HOLDINGS CORP
filed 1996-08-13
CIK 1011671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended June 30, 1996.

                                       or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from to .

                         Commission File Number: 0-28170

                         OACIS HEALTHCARE HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             68-0012790
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

                       100 DRAKE'S LANDING RD., SUITE 100
                               GREENBRAE, CA 94904
          (Address of principal executive offices, including zip code)

                                 (415) 925-0121
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes / /  No /x/

At August 8, 1996, there were 10,005,628 shares or the Registrant's Common Stock outstanding.

                         OACIS HEALTHCARE HOLDINGS CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                         Page No.
                                                                                         --------
PART I    FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance sheets as of June 30, 1996 (unaudited) and
                      December 31, 1995                                                    3

                  Statements of Operations (unaudited) for the three months
                      and six months ended June 30, 1996 and 1995                          4

                  Statements of Cash Flows (unaudited) for the three months
                      and six months ended June 30, 1996 and 1995                          5

                  Notes to Financial Statements                                            6

Item 2            Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                7

PART II  OTHER INFORMATION

Item 2.           Change in Securities                                                    18

Item 6.           Exhibits and Reports on Form 8-K                                        18

SIGNATURES                                                                                19

INDEX TO EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                         OACIS HEALTHCARE HOLDINGS CORP.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              December 31, June 30,
                                                                                  1995       1996
                                                                                ---------  ---------
                                                                                          (unaudited)
                                   ASSETS
Current assets:
   Cash and cash equivalents                                                    $   3,900  $  25,967
   Accounts receivable, net                                                         5,105      4,788
   Other current assets                                                               327        400
                                                                                ---------  ---------
      Total current assets                                                          9,332     31,155
                                                                                ---------  ---------

Property and equipment, net                                                         2,296      2,104
Other assets, net                                                                     250        303
                                                                                ---------  ---------
                                                                                $  11,878  $  33,562
                                                                                ---------  ---------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                             $   1,725  $   1,048
   Accrued expenses                                                                 2,652      3,478
   Unearned revenues                                                                3,251      2,988
                                                                                ---------  ---------
      Total current liabilities                                                     7,628      7,514
                                                                                ---------  ---------
Long-term obligations                                                               3,000        700
                                                                                ---------  ---------

Stockholders' equity:
   Series A Preferred Stock, $0.01 par value; 3,862,000 shares authorized;
      3,838,000 and 0 shares issued and outstanding                                    38          -
   Series B Preferred Stock, $0.01 par value; 6,538,000 shares authorized;
      6,229,000 and 0 shares issued and outstanding                                    62          -
   Common Stock, $0.01 par value; 30,000,000 shares authorized;
      1,732,000 and 10,006,000 shares issued and outstanding                           17        100
   Additional paid-in capital                                                      18,631     47,560
   Accumulated deficit                                                           (17,298)    (22,137)
   Deferred stock compensation                                                      (200)       (175)
                                                                                ---------  ---------
      Total  stockholders' equity                                                  1,250      25,348
                                                                                ---------  ---------
                                                                                $ 11,878   $  33,562
                                                                                ========   =========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                         OACIS HEALTHCARE HOLDINGS CORP.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (In thousands, except share data)
                                   (unaudited)

                                                       Three months ended               Six months ended
                                                            June 30,                        June 30,
                                                       1995         1996               1995        1996
                                                    ----------   ----------         ----------   ----------
Revenues:
   Software licenses                                $    1,020   $    1,485         $    1,465   $    2,881
   Installation and support services                     1,532        1,644              2,613        3,228
   Third party hardware and software                       695          968              1,595        1,893
                                                    ----------   ----------         ----------   ----------
      Total revenues                                     3,247        4,097              5,673        8,002
                                                    ----------   ----------         ----------   ----------
Cost of revenues:
   Software licenses                                        28           39                 51           78
   Installation and support services                     1,452        1,369              2,613        2,689
   Third party hardware and software                       663          818              1,437        1,629
                                                    ----------   ----------         ----------   ----------
      Total cost of revenues                             2,143        2,226              4,101        4,396
                                                    -----------   ----------         ----------   ----------
Gross profit                                             1,104        1,871              1,572        3,606
                                                    ----------   ----------         ----------   ----------
Operating expenses:
   Sales and marketing                                   1,151        1,478              1,907        2,836
   Research and development                              1,429        1,371              2,726        3,765
   General and administrative                              660        1,153              1,087        1,953
                                                    ----------   ----------         ----------   ----------
      Total operating expenses                           3,240        4,002              5,720        8,554
                                                    ----------   ----------         ----------   ----------
Loss from operations                                    (2,136)      (2,131)            (4,148)      (4,948)
Interest expense, net                                       24         (142)               119         (109)
Net loss                                            $   (2,160)  $   (1,989)        $   (4,267)  $   (4,839)
                                                    ----------   ----------         ----------   ----------
Pro forma:
   Net loss per common and
       common equivalent shares                     $    (0.29)  $    (0.23)        $    (0.58)  $    (0.59)
                                                    ----------   ----------         ----------   ----------
   Weighted average number of
      common and common
      equivalent shares                              7,499,543    8,692,367          7,419,716    8,179,805
                                                    ----------   ----------         ----------   ----------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                         OACIS HEALTHCARE HOLDINGS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                        Six months ended
                                                            June 30,
                                                        1995        1996
                                                       -------    --------
Cash flows from operating activities:                  $(4,267)   $(4,839)
   Net loss
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                        746        624
      Stock compensation expense                            --         25
      Acquired in-process research and  development         --        700
      Changes in assets and liabilities:
         Accounts receivable                              (367)       317
         Other current assets                              (27)       (73)
         Accounts payable                                 (613)      (677)
         Accrued expenses                                   28        826
         Unearned revenues                                 130       (263)
                                                       -------    --------
Net cash used in operating activities                   (4,370)    (3,360)
                                                       -------    --------
Cash flows from investing activities:
   Purchases of property and equipment                    (235)      (404)
   Capitalized software development costs                 (275)       (81)
                                                       -------   --------
Net cash used in investing activities                     (510)      (485)
                                                       -------   --------
Cash flows from financing activities:
   Net proceeds from common stock issuance              12,694     28,905
   Proceeds from option exercises                           --          7
   Principal payment on notes payable                   (1,735)    (4,000)
   Proceeds from note payable                               --      1,000
                                                       -------   --------
Net cash provided by financing activities               10,959     25,912
                                                       -------   --------

Increase in cash and cash equivalents                    6,079     22,067
Cash and cash equivalents, beginning of period             201      3,900
                                                       -------   --------
Cash and cash equivalents, end of period               $ 6,280     25,967
                                                       -------   --------
Supplemental disclosure:
    Cash paid for interest                             $   145        139
                                                       -------   --------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                         OACIS HEALTHCARE HOLDINGS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

1.       BASIS OF PRESENTATION

         The financial statements included herein for Oacis Healthcare Holdings Corp. (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal and recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for the three months and the six months ended June 30, 1996 are not necessarily indicative of the operating results expected for the entire year. The financial statements included herein should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, included in the Company's Registration Statement on Form SB-2 (No. 333-02804-LA) filed with the Securities and Exchange Commission.

2.       INITIAL PUBLIC OFFERING

         On May 16, 1996, the Company completed an initial public offering in which it sold 3,220,000 shares of Common Stock at $10.00 per share. Upon the closing of this offering, all of the Company's Preferred Stock converted to approximately 5,034,000 shares of Common Stock. After the offering, the Company's authorized capital consists of 5,000,000 shares of undesignated Preferred Stock and 30,000,000 authorized shares of Common Stock of which 9,999,400 shares are outstanding at June 30, 1996. A portion of the proceeds from this offering were used to repay substantially all of the Company's long-term obligations.

3.       PRO FORMA NET LOSS PER SHARE

         Pro forma net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. In the period subsequent to the effective date of the Company's initial public offering, common equivalent shares consisting of stock options and stock warrants are antidilutive and have been excluded from the weighted average share computation. Common equivalent shares for the period before the effective date of the Company's initial public offering consist of convertible preferred stock (using the if-converted method), and stock options and warrants (using the treasury stock method), even though their effect is antidilutive, pursuant to a Securities and Exchange Commission Staff Accounting Bulletin.

4.       STOCK BASED COMPENSATION

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.123 "Accounting for Stock Based Compensation" ("SFAS 123"). The Company will be required to adopt SFAS 123 in the year ending December 31, 1996. It is the Company's intention to continue to account for employee stock options in accordance with Accounting Principles Bulletin No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and to adopt the "disclosure only" alternative allowed by SFAS 123.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Background

         Oacis Healthcare Holdings Corp., through its wholly owned subsidiary Oacis Healthcare Systems, Inc. (collectively the "Company"), develops, markets, licenses, installs, and supports clinical information systems primarily for major medical centers, hospitals, integrated health care networks and community based health care networks. In 1986, the Company introduced StatLAN, the initial version of the Company's clinical information system. In 1994, the Company introduced Oacis. Oacis is comprised of the Oacis Healthcare Network, which includes an interface engine and a clinical data repository, and Clinical Care applications, which facilitate the input and delivery of information at the point of care.

         Substantially all of the Company's revenues are currently derived from licenses of Oacis. Therefore, any significant reduction in licensing of Oacis, including an inability to convert a significant number of existing StatLAN customers to Oacis, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company intends to focus its sales and marketing efforts on Integrated Delivery Systems ("IDSs"), which are a relatively new type of organization and which currently account for a small portion of the overall market for clinical information systems. There can be no assurance that IDSs will continue to form or will invest in advanced clinical information systems of the nature offered by the Company. The Company's future success and financial performance also will depend in large part upon the Company's ability to provide the increasing system functionality required by its customers through the timely development and successful introduction of new applications and enhancements to Oacis. The Company has historically devoted significant resources to system enhancements and research and development and believes that significant continuing development efforts will be required to sustain the Company's operations. There can be no assurance that the Company will successfully develop, introduce and market new system enhancements or applications, or that system enhancements or new applications developed by the Company will meet the requirements of health care providers and achieve market acceptance. Further, the Company's systems are dependent upon a number of third-party computer hardware and software products, and include a number of embedded software products licensed from third parties. Failure of such third parties to maintain or enhance their products could impair the functionality of Oacis and could require the Company to obtain alternative products from other sources or to develop such software internally, either of which could involve costs and delays as well as diversion of engineering resources.

Revenue Recognition

         The Company's revenues consist of license fees for the perpetual use of its software, installation revenues associated with installing and configuring the software to meet specific customer needs, revenues from the sale of third-party hardware and software, and ongoing support services. The price of an Oacis system varies depending on a number of factors, including the modules licensed, the volume of outpatient visits and inpatient days and the number of workstations from which the system may be accessed, and generally ranges from more than six hundred thousand dollars to a few million dollars. The Company resells third-party hardware and software pursuant to standard reseller agreements.

         Revenues from contracts where Oacis is actively involved in the installation of the system, which are primarily in the United States and Canada, are recognized for software license fees and installation services on a percentage of completion basis measured by the ratio of (i) labor hours incurred to install and configure the system to (ii) total estimated labor hours. The Company generally bills its installation services as the services are provided. Software license fees are generally billed in accordance with installation milestones. Accordingly, revenues recognized in advance of achieving billing milestones are recorded as unbilled accounts receivable and collections resulting from billing milestones achieved in advance of recognizing revenues are recorded as unearned revenues on the consolidated balance sheet. If the total estimated cost of a contract is expected to exceed the contract price, determined primarily by the installation component of the contract, the total estimated loss is charged to expense in the period the loss is identified. Because the Company does not recognize revenues on a contract before the contract is signed, and because of the long sales and installation cycles associated with Oacis, the Company is unable to accurately predict the amount of revenues it expects to recognize from software licenses or system installations in any particular period.

         Software license revenues from contracts where Oacis is not actively involved in the installation of the system, typically international contracts, are recognized as contract amounts become due and payable, typically on a milestone basis. Because Oacis is not actively involved in international installations, milestone attainment and consequently revenue recognition on these contracts may be delayed for reasons which include delays caused by the customer, or Oacis' international partner, both of which are beyond the control of Oacis.

         The Company also recognizes revenues from support fees and sales of third-party hardware and software. Support agreements generally cover a one year period and the associated revenues are recognized ratably over the period of the support agreement. Third-party hardware and software revenues are recognized upon delivery of the related hardware and software. Third-party hardware and software are generally sold pursuant to a purchase order and are not governed by the terms of the software license and services agreement.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues

In the three months ended June 30, 1996, total revenues increased 26% to $4.1 million from $3.2 million in the three months ended June 30, 1995. Of these amounts, software license fee revenues increased 46% to $1.5 million and installation and support service revenues increased 7% to $1.6 million due to an increase in the number of installations in progress during the three months ended June 30, 1996, a generally higher level of productivity on those installations, and an increase in the average price of those contracts. Hardware revenues during the three months ended June 30, 1996 increased 39% to $1.0 million due to increased system sales activity during the quarter.

Cost of Revenues

         Cost of revenues increased to $2.2 million, or 54% of total revenues, in the three months ended June 30, 1996, compared to $2.1 million, or 66% of total revenues, in the three months ended June 30, 1995. Cost of installation and support services decreased 6% to $1.4 million in the three months ended June 30, 1996 from $1.5 million in the three months ended June 30, 1995 as a result of a generally lower level of direct installation expense. Gross profit as a percentage of total revenues increased from 34% in the three months ended June 30, 1995 to 46% in the three months ended June 30, 1996 as a result of an increase in the billable component of installation services in the three months ended June 30, 1996 over 1995 as well as generally higher utilization rates of installation and support service personnel. The gross profit on third party hardware and software increased to 15% in the three months ended June 30, 1996 from 5% in the three months ended June 30, 1995 due primarily to improved pricing programs from third party hardware and software vendors and the mix of third-party products sold.

Sales and Marketing

         Sales and marketing expenses increased 28% to $1.5 million in the three months ended June 30, 1996 from $1.2 million in the three months ended June 30, 1995 and increased as a percentage of total revenues to 36% in the three months ended June 30, 1996 from 35% in the three months ended June 30, 1995. The increase in sales and marketing expense was a result of an increase in personnel from 26 at June 30, 1995 to 32 at June 30, 1996, and an increase in commission expense resulting from increased sales activity.

Research and Development

         Research and development expenses remained consistent at $1.4 million in the three months ended June 30, 1996 compared to $1.4 million in the three months ended June 30, 1995 and decreased as a percentage of total revenues to 33% in the three months ended June 30, 1996 from 44% in the three months ended June 30, 1995 due to growth in total revenue. Although expenses remained unchanged in comparison to the prior year period, salary and related expenses decreased during the quarter as a result of lower comparative headcount levels during the quarter, offset by increased usage of consulting personnel. During the three months ended June 30, 1996, the Company capitalized $81,000 of direct costs associated with the development of a component of Oacis after technological feasibility had been established. The Company anticipates an increase in the Capitalization of software development costs in future periods.

General and Administrative

         General and administrative expenses increased 75% to $1.2 million in the three months ended June 30, 1996 from $.7 million in the three months ended June 30, 1995. The increase in general and administrative expense was a result of an increase in personnel as the Company continued to build corporate infrastructure, an increase in corporate recruiting expenses and generally higher levels of expenses including consulting expenses related to certain Company-wide process improvement initiatives during the quarter.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues

In the six months ended June 30, 1996, total revenues increased 41% to $8.0 million from $5.7 million in the six months ended June 30, 1995. Of these amounts, software license fee revenues increased 97% to $2.9 million and installation and support service revenues increased 24% to $3.2 million due to an increase in the number of installations in progress during the six months ended June 30, 1996, a generally higher level of productivity on those installations, and an increase in the average price of those contracts. Hardware revenues increased 19% to $1.9 million in the six months ended June 30, 1996 as a result of increased system sales activity.

Cost of Revenues

         Cost of revenues increased to $4.4 million, or 55% of total revenues, in the six months ended June 30, 1996, compared to $4.1 million, or 72% of total revenues, in the six months ended June 30, 1995. Cost of installation and support services increased 3% to $2.7 million in the six months ended June 30, 1996 from $2.6 million in the six months ended June 30, 1995 as a result of a general increase in the average compensation levels in those departments. Gross profit as a percentage of total revenues increased from 28% in the six months ended June 30, 1995 to 45% in the six months ended June 30, 1996 as a result of an increase in the billable component of installation services in the six months ended June 30, 1996 over 1995 as well as a shift in revenue mix to higher margin software license fee revenue. Gross profit on third party hardware and software increased to 14% in the six months ended June 30, 1996 from 10% in the six months ended June 30, 1995 due primarily to improved pricing programs from third party hardware and software vendors and the mix of third-party products sold.

Sales and Marketing

         Sales and marketing expenses increased 49% to $2.8 million in the six months ended June 30, 1996 from $1.9 million in the six months ended June 30, 1995 and increased as a percentage of total revenues to 35% in the six months ended June 30, 1996 from 34% in the six months ended June 30, 1995. The increase in sales and marketing expense was a result of an increase in personnel from 26 at June 30, 1995 to 32 at June 30, 1996, an increase in commission and bonus expenses resulting from increased sales activity, and an increase in consulting and advertising related expenses.

Research and Development

         Research and development expenses increased 38% to $3.8 million in the six months ended June 30, 1996 from $2.7 million in the six months ended June 30, 1995 and decreased as a percentage of total revenues to 47% in the six months ended June 30, 1996 from 48% in the six months ended June 30, 1995. The increase in research and development expense was primarily attributable to the acquisition costs of certain technology and the costs associated with the continuing development of that technology. During the six months ended June 30, 1996, the Company acquired through a license, technology which forms the basis of Enterprise Member/Patient Index ("EMPI"), a component of the Oacis Healthcare Network. Because this technology had not reached technological feasibility when it was acquired, the $700,000 license fee was charged to expense in the first quarter of 1996. Excluding the impact of the licensed technology, research and development expenses increased 12% in the six months ended June 30,

1996 over the same period in 1995 as a result of generally higher expenditures for system development including the cost of performing the alpha testing on certain Oacis modules, primarily in the three months ended March 31, 1996. During the six months ended June 30, 1996, the Company capitalized $81,000 of direct costs associated with the development of a component of Oacis after technological feasibility had been established. The Company anticipates an increase in the Capitalization of software development costs in future periods.

General and Administrative

General and administrative expenses increased 80% to $2.0 million in the six months ended June 30, 1996 from $1.1 million in the six months ended June 30, 1995 and increased as a percentage of total revenues to 24% in the six months ended June 30, 1996 from 19% in the six months ended June 30, 1995. The increase in general and administrative expense was a result of an increase in personnel, and increased corporate recruiting expenses as well as increased consulting expenses related in part to certain process improvement initiatives.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996 the Company's cash and cash equivalents totaled $26.0 million as compared to cash and equivalents of $3.9 million at December 31, 1995. The Company completed an initial public offering of 3,220,000 shares of common stock on May 16, 1996 at $10.00 per share resulting in net proceeds to the Company of $28.9 million. Subsequent to the closing of this offering, the Company repaid $ 4.0 million in long-term obligations.

         In April 1996, the Company entered into a master lease agreement with Comdisco, Inc. which enables the Company to finance the purchase of new equipment, or sell and lease back certain existing equipment, up to an aggregate of $1.0 million. The lease term is 42 months from the date of funding, and the annual interest rate is 8.5%. At June 30, 1996 this lease facility was materially unused.

         In April 1996, the Company borrowed $1.0 million pursuant to a Loan and Security Agreement with Comdisco, Inc. which was secured by all property and equipment of the Company. In June 1996, the Company repaid the outstanding principal balance of this loan with a portion of the proceeds of the initial public offering.

         The Company's working capital and capital requirements will depend upon numerous factors including possible customer installation delays, lengthy sales cycles, the Company's plans for developing, acquiring or licensing new applications and technologies, the Company's requirements to purchase additional capital equipment and the level of resources that the Company devotes to its sales and marketing activities. The Company believes that its existing capital resources and available equipment lease financing arrangements will be adequate to fund its current operations for at least the next 18 months. Thereafter, the Company may require additional funds to support its operations and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company.

FACTORS AFFECTING OPERATING RESULTS

         This quarterly report on Form 10Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth below.

         History of Operating Losses; Uncertain Profitability. The Company incurred a net loss of $9.3 million for the year ended December 31, 1995 and $4.8 million for the six months ended June 30, 1996, and, as of June 30, 1996, had an accumulated deficit of $22.1 million. The Company has not achieved profitability on a quarterly or annual basis and the Company anticipates that it will incur a net loss for the current year. The Company's prior operating history, dependence on Oacis as its principal product, long sales and installation cycles, and dependence upon key personnel and third parties, as well as competition, uncertainty in and consolidation of the health care industry, and general economic and other factors make the prediction of future operating results difficult. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to achieve consistent revenue growth or achieve profitability on a quarterly or annual basis.

         Dependence on Oacis and Emerging IDS Market; Market Acceptance; System Enhancements. Substantially all of the Company's revenues are currently derived from licenses of Oacis. Therefore, any significant reduction in licensing of Oacis, including an inability to convert a significant number of existing StarLAN customers to Oacis, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company intends to focus its sales and marketing efforts on IDSs, which are a relatively new type of organization and which currently account for a small portion of the overall market for clinical information systems. There can be no assurance that IDSs will continue to form or will invest in advanced clinical information systems of the nature offered by the Company. The Company's future success and financial performance also will depend in large part upon the Company's ability to provide the increasing system functionality required by its customers through the timely development and successful introduction of new applications and enhancements to Oacis. The Company has historically devoted significant resources to system enhancements and research and development and believes that significant continuing development efforts will be required to sustain the Company's operations. There can be no assurance that the Company will successfully develop, introduce and market new system enhancements or applications, or that system enhancements or new applications developed by the Company will meet the requirements of health care providers and achieve market acceptance.

         Long Sales and Installation Cycles. The sales cycle for large scale clinical information systems is lengthy. The Company's sales cycle is subject to delays associated with the lengthy approval process that typically accompanies significant capital expenditures, customer budgeting cycles and changes in customer budgets, changes or the anticipation of changes in the regulatory environment affecting healthcare organizations, changes in the customer's strategic information system initiatives, competing information systems projects within the customer organization, consolidation in the health care industry in general, the highly sophisticated nature of the Company's products and competition in the market for clinical information systems. Additionally, during the sales process, the Company expends substantial time, effort and funds preparing a contract proposal, demonstrating the system, arranging visits to customer reference sites and negotiating the contract. For these and other reasons, the Company's sales cycle is lengthy and the Company does not have the ability to predict when or if the sales process with a prospective customer will result in a signed contract.

         The time required to install the Company's systems can vary significantly depending on the needs and skill sets of its customers. Installation of an Oacis system typically requires nine to 18 months, depending on a number of factors including the size of the customer, the system licensed, the number of legacy systems to be interfaced, the degree of customization requested by the customer and the customer's installation schedule. This period may be longer if unforeseen technical, integration or other problems arise during the installation process, if the Company has insufficient trained installation personnel to handle several installations simultaneously or if a customer decides to delay the installation schedule. Due to this long installation cycle, the Company's future results of operations depend in large part on maintaining efficient and timely installation procedures, particularly since a typical system license and installation contract is relatively large compared to the Company's annual revenues. In addition, payments to the Company are dependent upon achievement of certain milestones. If installation is delayed, then payments and revenue recognition will also be delayed. Any failure by the Company to install its clinical information systems on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

         Potential Variability in Quarterly Operating Results. The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including the following: the Company's long sales cycle; demand for the Company's systems, applications and services, including variability in demand and orders for hardware; the number, timing and significance of announcements and releases of system enhancements and new applications by the Company and its competitors; the termination of, or a reduction in, offerings of the Company's systems, applications and services; the loss of customers due to consolidation in the health care industry; delays in installations requested by customers or caused by other factors; the timing of revenue recognition; the amount of backlog at the beginning of any particular quarter; customer budgeting cycles and changes in customer budgets; investments by the Company in marketing, sales, research and development, and administrative personnel necessary to support the Company's anticipated operations; marketing and sales promotional activities; software defects and other system quality factors; and general economic conditions. In particular, the timing of revenue recognition can be affected by many factors, including the timing of customer installation of the Company's systems. As a result of the relatively large size of each customer contract, combined with the Company's method of revenue recognition, quarterly results are likely to be significantly affected by small changes in the number of customer contracts in process during a particular quarter. There can be no assurance that the Company will not experience delays in recognizing revenue in the future, particularly considering the complexity and large scale of installations of the Company's systems. In addition, since purchase of the Company's systems generally involves a significant commitment of capital, any downturn in any potential customer's business or the economy in general, including changes in the health care market, could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's operating expense levels are relatively fixed and, to a large degree, are based on anticipated revenues. If revenues are below expectations, net income is likely to be disproportionately affected. Further, it is likely that in some future quarter the Company's unit sales volume, revenue, backlog or operating results will be below the expectations of public market analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially adversely affected.

         Highly Competitive Market. Competition in the market for clinical information systems and services is intense and is expected to increase. The Company's competitors include other providers of health care information systems and services, and health care consulting firms. The Company's principal competitors include 3M Health Information Systems, Cerner Corporation, Epic Systems Corporation, HBO & Company, and Shared Medical Systems Corporation. Furthermore, other major health care information companies not presently offering clinical information systems may enter the Company's markets. Increased competition could result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the health care industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

         Need to Manage Changing Operations; Dependence Upon Key Personnel. The Company's anticipated future operations may place a strain on its management systems and resources. The Company expects that it will be required to continue to improve its financial and management controls, reporting systems and procedures, and will need to expand, train and manage its work force. There can be no assurance that the Company will be able to effectively manage these tasks, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to hire a significant number of additional installation, research and development and sales personnel in 1996 and beyond. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. If the Company is unable to hire and retain such personnel, particularly those in key positions, the Company's business, financial condition and results of operations could be materially adversely affected. The Company's future success also depends in significant part upon the continued service of its executive officers and other key sales, marketing, development and installation employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, financial condition and results of operations. Since acquisition of the Predecessor in May 1994, the Company has experienced turnover in certain key positions of the Company and high turnover in general. Additions of new and departures of existing personnel can be disruptive and could have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Third Party Products. The Company's systems are dependent upon a number of third-party computer hardware and software products. There can be no assurance that financial or other difficulties experienced by third-party providers will not have an adverse impact upon the technologies incorporated by the Company's systems, or that, if such technologies become unavailable, the Company will be able to find suitable alternatives. In particular, both the Gateway++ and Oacis Data Repository components of Oacis incorporate a Sybase relational database. Any significant failure by Sybase to meet the Company's database requirements could have a material adverse effect on the Company's business, financial condition and results of operations. A decline in Sybase's reputation could reduce the appeal of the Company's products to its potential customers. Although the Company believes that it can port Oacis to other relational database platforms, such efforts would require substantial time and investment and would have an adverse affect on the Company's operations, including its ability to complete other product development. In addition, Oacis includes a number of embedded software products licensed from third parties. Failure of such third parties to maintain or enhance their products could impair the functionality of Oacis and could require the Company to obtain alternative products from other sources or to develop such software internally, either of which could involve costs and delays as well as diversion of engineering resources. In addition, modifications or enhancements by these third-party vendors often require that the Company modify its own software products to operate with these enhancements or modifications. There can be no assurance that the Company will be able to modify its own software to accommodate third-party changes or that the effort to make such changes will not adversely affect the Company's other development projects.

         Risk of System Defects; Failure to Meet Performance Criteria. Systems as complex as those offered by the Company frequently contain errors or failures, especially when first introduced or when new versions are released. Although the Company conducts extensive testing, the Company has in the past released systems that contain defects, has discovered software errors in certain of its enhancements and applications after their introduction and, as a result, has experienced delays in recognizing revenues and incurred higher than expected operating expenses during certain periods in order to correct these errors. The Company's systems are intended for use in a clinical health care setting, to collect and display clinical information used in the diagnosis and treatment of patients. As a result, the Company expects that its customers and potential customers have a greater sensitivity to system defects than the market for software products generally. In addition, customer contracts typically provide that the Oacis system is warranted to meet certain performance criteria concerning response time and system availability. The Company also will generally recommend hardware configurations that it believes will be adequate to achieve user acceptable response time performance and system availability. Failure of a customer's system to meet these performance criteria could constitute a material breach under such contracts, and could delay revenue recognition and require that the Company incur additional expense in order to make the system meet these performance criteria or to purchase additional hardware where the recommended hardware configurations have been determined to be inadequate. Although to date the Company has not experienced material adverse effects resulting from any software errors or performance failures, there can be no assurance that, despite testing by the Company and by current and potential customers, errors or performance failures will not occur in new enhancements or applications after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, financial condition and results of operations.

         Consolidation and Uncertainty in the Health Care Industry. Many health care providers are consolidating to create larger health care networks with greater market concentration. Such consolidation could erode the Company's existing customer base and reduce the size of the Company's target market. In addition, the resulting enterprises could have greater bargaining power, which could lead to price erosion of the Company's systems and services. The reduction in the size of the Company's target market or the failure of the Company to maintain adequate price levels could have a material adverse effect on the Company's business, financial condition and results of operations. The health care industry also is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of health care industry participants. During the past several years, the United States health care industry has been subject to an increase in governmental regulation and reform proposals. These reforms may increase governmental involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company's customers. Health care industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's systems and services. The failure of the Company to maintain adequate price levels or sales as a result of legislative or market-driven reforms could have a material adverse effect on the Company's business, financial condition and results of operations.

         Limited Proprietary Rights; Risk of Infringement. The Company relies on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual provisions to protect its proprietary rights. The Company has not filed any patent applications covering its technology or registered any of its copyrights with state or federal agencies. There can be no assurance that measures taken by the Company to protect its intellectual property will be adequate or that the Company's competitors will not independently develop systems and services that are substantially equivalent or superior to those of the Company. Substantial litigation regarding intellectual property rights exists in the software industry, and the Company expects that software products may be increasingly subject to third-party infringement claims as the number of competitors in the Company's industry segment grows and the functionality of systems overlap. Although the Company believes that its systems and applications do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. In addition, any such claim may require the Company to incur substantial litigation expenses or subject the Company to significant liabilities and could have a material adverse effect on the Company's business, financial condition and results of operations.

         Product Liability. The Company's clinical information systems provide clinical information used by clinicians in the diagnosis and treatment of patients. Any failure by the Company's systems to provide accurate, reliable and timely information, or to adequately protect the confidentiality of the information, could result in claims against the Company. The Company maintains insurance to protect against claims associated with the use of its systems, but there can be no assurance that its insurance coverage would adequately cover any claims asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. Even unsuccessful claims could result in the Company's expenditure of funds in litigation and diversion of management time and resources. There can be no assurance that the Company will not be subject to product liability claims that will result in liability in excess of its insurance coverage, that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates.

         Government Regulation. The United States Food and Drug Administration (the "FDA") is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Computer products are subject to regulation when they are used or are intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. The FDA could determine in the future that predictive applications of the Company's systems and applications make them clinical decision tools subject to FDA regulation. Medical devices are subject to regulation by the FDA, which requires, among other things, premarket notifications or approvals and compliance with labeling, registration and listing requirements, good manufacturing practices and records and reporting requirements. Compliance with these regulations could be burdensome, time consuming and expensive. The Company also could become subject to future legislation and regulations concerning the manufacture and marketing of medical devices and health care software systems. These could increase the cost and time necessary to market new products and could affect the Company in other respects not presently foreseeable. The Company cannot predict the effect of possible future legislation and regulation.

         The confidentiality of patient records and the circumstances under which such records may be released for inclusion in the Company's databases is subject to substantial regulation by state governments. These state laws and regulations govern both the disclosure and use of confidential patient medical record information. Although compliance with these laws and regulations is principally the responsibility of the hospital, physician or other health care provider with access to the Company's information system, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of such information to implement security measures that may be of substantial cost to the Company. There can be no assurance that changes to state or federal laws will not materially restrict the ability of health care providers to submit information from patient records to the Company's systems.

         Risks Associated With Potential Acquisitions. The Company may in the future pursue acquisitions of complementary products, technologies or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and amortization expenses related to goodwill and other intangible assets, which could adversely affect the Company's results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, products and personnel of the acquired company, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no direct prior experience, and the potential loss of key employees of the acquired company. There can be no assurance that the Company will ever successfully complete an acquisition.

         International Sales. The Company has licensed clinical information systems to customers located outside of the United States and expects to continue marketing its systems to foreign customers In 1994 and 1995, revenues from international customers were immaterial. However, in July, the Company announced a contract with the South Australian Health Commission through its Australian distributor, McDonnell Information Systems Pty. Limited The Company's operating results may be subject to the risks inherent in international transactions, including difficulties in staffing and managing foreign sales operations, changes in regulatory requirements, exchange rates, tariffs or other barriers, and other factors.

PART II  OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES

Upon the closing of the Company's initial public offering in May 1996, all outstanding shares of Preferred Stock were automatically converted into 5,034,000 shares of Common Stock. Following such closing , the Company filed a restated Certificate of Incorporation with the Delaware Secretary of State which eliminated the previously authorized Preferred Stock, authorized 5,000,000 shares of undesignated Preferred Stock and increased the authorized Common Stock to 30,000,000 shares.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)

      3.1+ Certificate of Incorporation of Registrant, as currently in effect.

      3.2+ Restated Certificate of Incorporation of Registrant, to be filed upon closing of this offering.

      3.3+    Bylaws of Registrant.

      4.1+    Form of Common Stock certificate.

     10.1+    1996 Stock Plan and form of agreement thereunder.

     10.2+    1996 Director Option Plan and form of option agreement thereunder.

     10.3+ 1996 Employee Stock Purchase Plan and form of subscription agreement thereunder.

     10.4+ Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.

     10.5+ Restated Stockholders Agreement dated as of April 8, 1996 between the Registrant and certain stockholders.

     10.6+ Lease dated August 30, 1990 for facilities located at 100 Drake's Landing Road, Greenbrae, California, together with related expansion and extension agreements and work agreements.

     10.7+ Lease dated July 10, 1992 for facilities located in Atlanta, Georgia, together with an addendum thereto dated March 29, 1993.

     10.8+ Employment Agreement dated May 17, 1995 between Jim McCord and Oacis Healthcare Systems, Inc., a wholly-owned subsidiary of the Registrant ("Subsidiary").

     10.9+ Master Lease Agreement and Equipment Schedule VL-1, each dated as of March 1, 1996, between Comdisco, Inc. and Subsidiary.

     10.11+   Standard form of Software License Agreement for the Oacis System.

     11.1     Calculation of Pro Forma and Supplemental Net Loss Per Share.

     21.1+    Subsidiaries of the Registrant.



+ Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form SB-2 (No. 333-02804-2)

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OACIS HEALTHCARE HOLDINGS CORP.
                                    (Registrant)

Date August 14, 1996                /s/  Stephen F. Ghiglieri
    -------------------------       ---------------------------------
                                    Stephen F. Ghiglieri
                                    Vice President, Finance and Administration
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Date August 14, 1996                /s/  Jim McCord
    -------------------------       ---------------------------------
                                    Jim McCord
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)

                               INDEX TO EXHIBITS

EXHIBIT NUMBER             DESCRIPTION                            PAGE
- --------------             -----------                            ----
   11.1                   Computation of Pro Forma Net
                             Loss Per Share                        21