Form 10-Q/A
period 1996-06-30
OACIS HEALTHCARE HOLDINGS CORP
filed 1996-09-19
CIK 1011671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          FORM 10-Q (AMENDMENT NO. 1)*

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

* Amended to include Exhibit 11.1 -- Computation of Pro Forma Net Loss
  Per Share.

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