Form 10-Q/A
period 1996-06-30
OACIS HEALTHCARE HOLDINGS CORP
filed 1996-10-15
CIK 1011671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          FORM 10-Q (AMENDMENT NO. 2)*

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

* Amended to include Exhibit 27.1 -- Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OACIS HEALTHCARE HOLDINGS CORP.
                                    (Registrant)

Date August 14, 1996                /s/  Stephen F. Ghiglieri
    -------------------------       ---------------------------------
                                    Stephen F. Ghiglieri
                                    Vice President, Finance and Administration
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Date August 14, 1996                /s/  Jim McCord
    -------------------------       ---------------------------------
                                    Jim McCord
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)

                               INDEX TO EXHIBITS

EXHIBIT NUMBER             DESCRIPTION                            PAGE
--------------             -----------                            ----
   11.1                   Computation of Pro Forma Net
                             Loss Per Share*

   27.1                   Financial Data Schedule

*Filed with Amendment No. 1 of the Form 10-Q.