Form 10-Q
period 1996-09-30
OACIS HEALTHCARE HOLDINGS CORP
filed 1996-11-14
CIK 1011671

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1996.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

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

                                 Yes [ ]      No [X]

At November 11, 1996, there were 10,056,176 shares or the Registrant's Common Stock outstanding.

                        OACIS HEALTHCARE HOLDINGS CORP.
                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX




                                                                                              PAGE NO.
PART I   FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Balance Sheets as of September 30, 1996 (unaudited) and
                 December 31, 1995                                                            3

                 Consolidated Statements of Operations (unaudited) for the
                 three months And nine months ended September 30, 1996 and 1995               4

                 Consolidated Statements of Cash Flows (unaudited) for the nine
                 months ended September 30, 1996 and 1995                                     5

                 Notes to Consolidated Financial Statements                                   6

Item 2           Management's Discussion and Analysis of Financial Condition and

                 Results of Operations                                                        7

PART II      OTHER INFORMATION



Item 6.          Exhibits and Reports on Form 8-K                                             18

Signatures                                                                                    19


Index to Exhibits                                                                             20

Exhibit 11.1     Calculation of Pro Forma Net Loss Per SharE                                  21

Exhibit 27.1     Financial Data Schedule                                                      22

PART I.  FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                        OACIS HEALTHCARE HOLDINGS CORP.

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                           DECEMBER 31,   SEPTEMBER 30,
                                                                               1995          1996
                                                                           ------------   -------------
                                                                                          (UNAUDITED)
                                  ASSETS
 Current assets:
   Cash and cash equivalents                                                      $3,900      $3,966
   Short-term investments                                                                     20,801
                                                                                       -
   Accounts receivable                                                             5,105       6,345
   Other current assets                                                              327         282
                                                                                 -------     -------
      Total current assets                                                         9,332      31,394
                                                                                 -------     -------
 Property and equipment, net                                                       2,296       2,229
 Other assets, net                                                                   250         411
                                                                                 -------     -------
                                                                                 $11,878     $34,034
                                                                                 -------     -------
                   LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable                                                               $1,725      $1,403
   Accrued expenses                                                                2,652       4,683
   Unearned revenues                                                               3,251       2,304
                                                                                 -------     -------
      Total current liabilities                                                    7,628       8,390
                                                                                 -------     -------
 Long-term obligations                                                             3,000         528
                                                                                 -------     -------
 Stockholders' equity:
   Series A Preferred Stock, $0.01 par value; 3,862,000 shares
      authorized; 3,838,000 and 0 shares issued and outstanding                       38           -
   Series B Preferred Stock, $0.01 par value; 6,538,000 shares
      authorized; 6,229,000 and 0 shares issued and outstanding                       62           -
   Common Stock, $0.01 par value; 30,000,000 shares authorized;
      1,732,000 and 10,011,000 shares issued and outstanding                          17         100
   Additional paid-in capital                                                     18,631      47,562
   Accumulated deficit                                                           (17,298)    (22,383)
   Deferred stock compensation                                                      (200)       (163)
                                                                                 -------     -------
      Total stockholders' equity                                                   1,250      25,116
                                                                                 -------     -------
                                                                                 $11,878     $34,034
                                                                                 =======     =======


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                        OACIS HEALTHCARE HOLDINGS CORP.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                       (In thousands, except share data)
                                  (unaudited)

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     SEPTEMBER 30,                    SEPTEMBER, 30,
                                                1995              1996             1995            1996
                                                ----              ----             ----            ----
  Revenues:
    Software licenses                         $ 1,038            $2,080          $ 2,503         $ 4,961
    Installation and support services           1,917             1,524            4,530           4,752
    Third party hardware and software           1,609             3,047            3,204           4,940
                                                -----             -----            -----           -----
       Total revenues                           4,564             6,651           10,237          14,653
                                                -----             -----           ------          ------
  Cost of revenues:
    Software licenses                              37                89               88             167
    Installation and support services           1,383             1,486            3,996           4,175
    Third party hardware and software           1,405             2,188            2,842           3,817
                                                -----             -----            -----           -----
       Total cost of revenues                   2,825             3,763            6,926           8,159
                                                -----             -----            -----           -----
  Gross profit                                  1,739             2,888            3,311           6,494
                                                -----             -----            -----           -----
  Operating expenses:
    Sales and marketing                         1,056             1,344            2,963           4,180
    Research and development                    1,466             1,404            4,192           5,169
    General and administrative                    705               767            1,792           2,720
                                                  ---               ---            -----           -----
       Total operating expenses                 3,227             3,515            8,947          12,069
                                                -----             -----            -----          ------
  Loss from operations                         (1,488)             (627)          (5,636)         (5,575)
  Interest expense, net                             4               381             (115)            490
  Net loss                                    $(1,484)          $  (246)         $(5,751)        $(5,085)
                                             -------             -----          -------         -------
  Pro forma:
    Net loss per common and
        common equivalent shares              $ (0.19)          $ (0.02)         $ (0.77)        $ (0.58)
                                              ------            ------           ------          ------
    Weighted average number of
       common and common
       equivalent shares                    7,667,243        10,008,542        7,503,131       8,789,384
                                            ---------        ----------        ---------       ---------


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                        OACIS HEALTHCARE HOLDINGS CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                              NINE MONTHS ENDED
                                                                                  SEPT. 30
                                                                            1995           1996
                                                                            ----           ----
  Cash flows from operating activities:
    Net loss                                                              $(5,751)       $(5,085)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization                                         1,128            909
       Stock compensation expense                                                -             37
       Acquired in-process research and  development                             -            700
       Changes in assets and liabilities:
          Accounts receivable                                               (2,452)        (1,240)
          Other current assets                                                (172)            45
          Accounts payable                                                      27           (322)
          Accrued expenses                                                      33          1,544
          Unearned revenues                                                  1,170           (947)
                                                                           -------        -------
  Net cash used in operating activities                                     (6,017)        (4,359)
                                                                           -------        -------
  Cash flows from investing activities:
    Purchases of short-term investments                                          -        (20,801)
    Sale of short-term investments                                               -              -
    Purchases of property and equipment                                       (528)          (463)
    Capitalized software development costs                                    (275)          (206)
                                                                           -------       --------
  Net cash used in investing  activities                                      (803)       (21,470)
                                                                           -------       --------
  Cash flows from financing activities:
    Net proceeds from common stock issuance                                 12,644         28,905
    Proceeds from option exercises                                               -              9
    Principal payment on notes payable                                      (1,735)        (4,000)
    Proceeds from note payable                                                   -          1,000
    Payments under capital lease obligations                                     -            (19)
                                                                           -------       --------
  Net cash provided by financing activities                                 10,909         25,895
                                                                           -------        -------
  Increase in cash and cash equivalents                                      4,089             66
  Cash and cash equivalents, beginning of period                               201          3,900
                                                                           -------        -------
  Cash and cash equivalents, end of period                                 $ 4,290        $ 3,966
                                                                           =======        =======
  Supplemental disclosure:
     Cash paid for interest                                                $   193        $   139
                                                                           =======        =======
     Capital equipment lease additions                                     $     -        $   334
                                                                           -------        -------


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                        OACIS HEALTHCARE HOLDINGS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. BASIS OF PRESENTATION

         The financial statements included herein for Oacis Healthcare Holdings Corp. (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal and recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for the three months and the nine months ended September 30, 1996 are not necessarily indicative of the operating results expected for the entire year. The financial statements included herein should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, included in the Company's Registration Statement on Form SB-2 (No. 333-02804-LA) filed with the Securities and Exchange Commission.

2. INITIAL PUBLIC OFFERING

         On May 16, 1996, the Company completed an initial public offering in which it sold 3,220,000 shares of Common Stock at $10.00 per share. Upon the closing of this offering, all of the Company's Preferred Stock converted to approximately 5,034,000 shares of Common Stock. After the offering, the Company's authorized capital consists of 5,000,000 shares of undesignated Preferred Stock and 30,000,000 authorized shares of Common Stock of which 10,056,176 shares are outstanding at November 11, 1996. A portion of the proceeds from this offering were used to repay substantially all of the Company's long-term obligations.

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

4. STOCK BASED COMPENSATION

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). The Company will be required to adopt SFAS 123 in the year ending December 31, 1996. It is the Company's intention to continue to account for employee stock options in accordance with Accounting Principles Bulletin No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and to adopt the "disclosure only" alternative allowed by SFAS 123.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Substantially all of the Company's revenues are currently derived from licenses of Oacis. Therefore, any significant reduction in licensing of Oacis could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company intends to focus its sales and marketing efforts on Integrated Delivery Systems ("IDSs"), which are a relatively new type of organization and which currently account for a small portion of the overall market for clinical information systems. There can be no assurance that IDSs will continue to form or will invest in advanced clinical information systems of the nature offered by the Company. The Company's future success and financial performance also will depend in large part upon the Company's ability to provide the increasing system functionality required by its customers through the timely development and successful introduction of new applications and enhancements to Oacis. The Company has historically devoted significant resources to system enhancements and research and development and believes that significant continuing development efforts will be required to sustain the Company's operations. There can be no assurance that the Company will successfully develop, introduce and market new system enhancements or applications, or that system enhancements or new applications developed by the Company will meet the requirements of health care providers and achieve market acceptance. Further, the Company's systems are dependent upon a number of third-party computer hardware and software products, and include a number of embedded software products licensed from third parties. Failure of such third parties to maintain or enhance their products could impair the functionality of Oacis and could require the Company to obtain alternative products from other sources or to develop such software internally, either of which could involve costs and delays as well as diversion of engineering resources.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues

         In the three months ended September 30, 1996, total revenues increased 46% to $6.7 million from $4.6 million in the three months ended September 30, 1995. Of these amounts, software license fee revenues increased 100% to $2.1 million, installation and support service revenues decreased 21% to $1.5 million and third party hardware and software revenues increased 89% to $3.0 million. The increase in software license fee revenue was due in part to the timing of recognition of software license fees from international contracts which represented 22% of total software license fees during the quarter.
The decrease in installation and support service revenues from the same quarter in 1995 was due to the third quarter 1995 having a larger than normal component of nontypical service activities. Additionally, during the 1996 quarter, service revenues were lower due to the impact of delays in closing new business, the hiring and training of new employees for the installation organization resulting in reduced billable hours during the quarter and a focus on methodology development for scheduled new product releases resulting in a diversion of resources to nonbillable activities. Third party hardware and software revenues increased due to the timing of hardware sales and an increase in the average size of such sales during the quarter. The increase in the average size of such transactions experienced during the quarter is not indicative of a general trend to higher average sales for such products.

Cost of Revenues

         Cost of revenues were $3.8 million, or 57% of total revenues, in the three months ended September 30, 1996, compared to $2.8 million, or 62% of total revenues, in the three months ended September 30, 1995. Cost of installation and support services increased 7% to $1.5 million in the three months ended September 30, 1996 from $1.4 million in the three months ended September 30, 1995 as a result of an increase in the number of service personnel and an increase in the average cost of such personnel during the quarter. Gross profit as a percentage of total revenues increased from 38% in the three months ended September 30, 1995 to 43% in the three months ended September 30, 1996 due to an increase in the margins on third party hardware and software products and an increase in the percentage of total revenue resulting from software license fee revenue. The gross profit on third party hardware and software increased to 28% in the three months ended September 30, 1996 from 13% in the three months ended September 30, 1995 due primarily to improved pricing programs from third party hardware and software vendors and the mix of third-party products sold. The Company anticipates that its hardware margins will decrease to historical levels in future quarters. Gross profit on installation and support services revenues decreased to 2% from 28% in the year earlier period as a result of reduced revenue from these services resulting from the impact of delays in closing new business, the hiring and training of new employees for the installation and a focus on methodology development for scheduled new product releases during the quarter.

Sales and Marketing

         Sales and marketing expenses increased 27% to $1.3 million in the three months ended September 30, 1996 from $1.1 million in the three months ended September 30, 1995 and decreased as a percentage of total revenues to 20% in the three months ended September 30, 1996 from 23% in the three months ended September 30, 1995. The increase in sales and marketing expense was primarily the result of hiring related activities in both the sales and marketing functions and reflected an increased emphasis on infrastructure to support the increased activities of these departments. Additionally, commission expense increased during third quarter of 1996 due to an increase in the average selling price of the deals closed.

Research and Development

         Research and development expenses, net of software capitalization decreased 4% to $1.4 million in the three months ended September 30, 1996 compared to $1.5 million in the three months ended September 30, 1995 and decreased as a percentage of total revenues to 21% in the three months ended September 30, 1996 from 32% in the three months ended September 30, 1995 due to growth in total revenue. The decrease is due to the capitalization of $.13 million associated with the development of a component of Oacis after technological feasibility had been established representing 8% of total research and development expenditures during the quarter. There were no software development costs capitalized during the third quarter of 1995. The Company anticipates an increase in the capitalization of software development costs in future periods.

General and Administrative

         General and administrative expenses increased 9% to $.8 million in the three months ended September 30, 1996 from $.7 million in the three months ended September 30, 1995 but decreased as a percentage of revenue to 12% in the third quarter of 1996 from 15% in the third quarter of 1995. The increase in general and administrative expense was a result of an increase in personnel and other expenses as the Company continued to build corporate infrastructure, as well as costs associated with being a public company and its continuing investment in process improvement and strategic planning.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues

In the nine months ended September 30, 1996, total revenues increased 43% to $14.7 million from $10.2 million in the nine months ended September 30, 1995. Of these amounts, software license fee revenues increased 98% to $5.0 million, installation and support service revenues increased 5% to $4.8 million and third party hardware and software revenue increased 54% to $4.9 million. The increase in software license revenue is due to an increase in the number of installations in progress combined with an increase in the average contract value of those installations as well as an increase international software license fee revenue. Installation and support services revenues increased due to an increase in the number of installations in progress during the nine months ended September 30, 1996, and a generally higher level of productivity on those installations Third party hardware and software revenues increased due to an increase in sales activity for third party products as well as an increase in the average sales price, primarily for third party hardware products.

Cost of Revenues

         Cost of revenues were $8.2 million, or 56% of total revenues, in the nine months ended September 30, 1996, compared to $6.9 million, or 68% of total revenues, in the nine months ended September 30, 1995. Cost of installation and support services increased 4% to $4.2 million in the nine months ended September 30, 1996 from $4.0 million in the nine months ended September 30, 1995 as a result of an increase in personnel and an increase in the average cost of such personnel. Gross profit as a percentage of total revenues increased from 32% in the nine months ended September 30, 1995 to 44% in the nine months ended September 30, 1996 due to a shift in revenue mix to higher margin software license fee revenue as well as an increase in the margin on third party hardware and software products. During the nine months ended September 30, 1996, software license fee revenue represented 34% of total revenue as compared to 24% during the nine months ended September 30, 1995. Gross profit on third party hardware and software increased to 23% in the nine months ended September 30, 1996 from 11% in the nine months ended September 30, 1995 due primarily to improved pricing programs from third party hardware and software vendors and the mix of third-party products sold. Gross profit on installation and support services remained unchanged for the year to date period, primarily due to the impact of delays in closing new business, the hiring and training of new employees for the installation and a focus on methodology development for scheduled new product releases during the quarter.


Sales and Marketing

         Sales and marketing expenses increased 41% to $4.2 million in the nine months ended September 30, 1996 from $3.0 million in the nine months ended September 30, 1995 and remained consistent as a percentage of total revenues at 29% in the nine months ended September 30, 1996 compared to 29% in the nine months ended September 30, 1995. The increase in sales and marketing expense was a result of an increase in personnel, an increase in commission and bonus expenses resulting from increased sales activity, as well as the average selling price of deals closed, and an increase in consulting and advertising related expenses.

Research and Development

         Research and development expenses increased 23% to $5.2 million in the nine months ended September 30, 1996 from $4.2 million in the nine months ended September 30, 1995 and decreased as a percentage of total revenues to 35% in the nine months ended September 30, 1996 from 41% in the nine months ended September 30, 1995. The increase in research and development expense was primarily attributable to the acquisition of certain technology during the nine months ended September 30, 1996 as described below, and the costs associated with the continuing development of that technology. During the nine months ended September 30, 1996, the Company acquired through a license, technology which forms the basis of Enterprise Member/Patient Index ("EMPI"), a component of the Oacis Healthcare Network. Because this technology had not reached technological feasibility when it was acquired, the $700,000 license fee was charged to expense in the first quarter of 1996. Excluding the impact of the licensed technology, research and development expenses increased 7% in the nine months ended September 30, 1996 over the same period in 1995 as a result of generally higher expenditures for system development including the cost of performing the alpha testing on certain Oacis modules, primarily in the three months ended March 31, 1996. During the nine months ended September 30, 1996, the Company capitalized $.21 million of direct costs associated with the development of a component of Oacis after technological feasibility had been established which represents 4% of year to date development expenditures. During the nine months ended September 30, 1995, the company capitalized $.28 million of software development costs representing 7% of year to date development expenditures. The Company anticipates an increase in the capitalization of software development costs in future periods.

General and Administrative

         General and administrative expenses increased 52% to $2.7 million in the nine months ended September 30, 1996 from $1.8 million in the nine months ended September 30, 1995 and increased as a percentage of total revenues to 19% in the nine months ended September 30, 1996 from 18% in the nine months ended September 30, 1995. The increase in general and administrative expense was a result of an increase in personnel, and increased corporate recruiting expenses as well as increased consulting expenses related in part to certain process improvement initiatives.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996 the Company's cash and cash equivalents and short-term investments totaled $24.8 million as compared to cash and equivalents of $3.9 million at December 31, 1995. The Company completed an initial public offering of 3,220,000 shares of common stock on May 16, 1996 at $10.00 per share resulting in net proceeds to the Company of $28.9 million. Subsequent to the closing of this offering, the Company repaid $ 4.0 million in long-term obligations.

         In April 1996, the Company entered into a master lease agreement with Comdisco, Inc. which enables the Company to finance the purchase of new equipment, or sell and lease back certain existing equipment, up to an aggregate of $1.0 million. The lease term is 42 months from the date of funding, and the annual interest rate is 8.5%. As of September 30, 1996, $.3 million of new equipment was financed under this agreement.

         In April 1996, the Company borrowed $1.0 million pursuant to a Loan and Security Agreement with Comdisco, Inc. which was secured by all property and equipment of the Company. In June 1996, the Company repaid the outstanding principal balance of this loan with a portion of the proceeds of the initial public offering.

         The Company's working capital and capital requirements will depend upon numerous factors including possible customer installation delays, lengthy sales cycles, the Company's plans for developing, acquiring or licensing new applications and technologies, the Company's requirements to purchase additional capital equipment and the level of resources that the Company devotes to its sales and marketing activities. The Company believes that its existing capital resources and available equipment lease financing arrangements will be adequate to fund its current operations for the foreseeable future.

However, there can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company.

FACTORS AFFECTING OPERATING RESULTS

         This quarterly report on Form 10Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth below.

         History of Operating Losses; Uncertain Profitability. The Company incurred a net loss of $9.3 million for the year ended December 31, 1995 and $5.1 million for the nine months ended September 30, 1996, and, as of September 30, 1996, had an accumulated deficit of $22.4 million. The Company has not achieved profitability on a quarterly or annual basis and the Company anticipates that it will incur a net loss for the current year. The Company's prior operating history, dependence on Oacis as its principal product, long sales and installation cycles, and dependence upon key personnel and third parties, as well as competition, uncertainty in and consolidation of the health care industry, and general economic and other factors make the prediction of future operating results difficult. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to achieve consistent revenue growth or achieve profitability on a quarterly or annual basis.

         Dependence on Oacis and Emerging IDS Market; Market Acceptance; System Enhancements. Substantially all of the Company's revenues are currently derived from licenses of Oacis. Therefore, any significant reduction in licensing of Oacis could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company intends to focus its sales and marketing efforts on IDSs, which are a relatively new type of organization and which currently account for a small portion of the overall market for clinical information systems. There can be no assurance that IDSs will continue to form or will invest in advanced clinical information systems of the nature offered by the Company. The Company's future success and financial performance also will depend in large part upon the Company's ability to provide the increasing system functionality required by its customers through the timely development and successful introduction of new applications and enhancements to Oacis. The Company has historically devoted significant resources to system enhancements and research and development and believes that significant continuing development efforts will be required to sustain the Company's operations. There can be no assurance that the Company will successfully develop, introduce and market new system enhancements or applications, or that system enhancements or new applications developed by the Company will meet the requirements of health care providers and achieve market acceptance.

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

PART II  OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
(a)
3.1*    Certificate of Incorporation of Registrant

3.2x    Bylaws of Registrant.

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

10.9+ Master Lease Agreement and Equipment Schedule VL-1, each dated as of March 1, 1996, between Comdisco, Inc. and Subsidiary.

10.11+  Standard form of Software License Agreement for the Oacis System.

11.1    Calculation of Pro Forma and Supplemental Net Loss Per Share.

21.1+   Subsidiaries of the Registrant.

27.0+   Financial Data Schedules.

* Incorporated by reference to Exhibit 3.2 previously filed with the Company's Registration Statement on Form SB-2 (No.333-02804-LA) x Incorporated by reference to Exhibit 3.3 previously filed with the Company's Registration Statement on Form SB-2 (No. 333-02804-LA
+ Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form SB-2 (No. 333- 02804-LA)

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 OACIS HEALTHCARE HOLDINGS CORP.
                                                 (Registrant)
Date  November 13, 1996 /s/  Stephen F. Ghiglieri
     ------------------ -------------------------
                                           Stephen F. Ghiglieri
                                           Vice President, Finance and
                                           Administration
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

Date  November 13, 1996 /s/  Jim McCord
     ------------------ ---------------
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)

INDEX TO EXHIBITS



EXHIBIT NUMBER                DESCRIPTION                                                   PAGE
--------------                -----------                                                   ----
  11.1                        Computation of Pro Forma Net
                              Loss Per Share                                                 21



  27.1                        Financial Data Schedule                                        22