Form 10KSB
period 1996-12-31
OACIS HEALTHCARE HOLDINGS CORP
filed 1997-03-31
CIK 1011671

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(MARK ONE)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT
           OF 1934 [Fee Required]

        For the fiscal year ended   DECEMBER 31, 1996
                                  ----------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from                         to

                        Commission file number   0-28170
                                               ------------

                        OACIS HEALTHCARE HOLDINGS CORP.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          DELAWARE                                             04-3229774
          --------                                             ----------
(State or other jurisdiction                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

100 DRAKE'S LANDING ROAD, SUITE 100, GREENBRAE, CA                94904
--------------------------------------------------              ----------
Address of principal executive offices)                         (Zip Code)

Issuer's Telephone Number         (415) 925-0121
                          ------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                            --------------------
Securities registered pursuant to
Section 12(g) of the Act:   COMMON STOCK, $0.01 PAR VALUE
                          ------------------------------------------------------

         Check whether the issuer (1) filed all reports required to be filled by Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No
   -----        -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

         The Registrant's revenues for its fiscal year ended December 31, 1996 were $20.4 million.

         The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $24,000,000 as of March 21, 1997, based upon the closing sale price of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 21, 1997, the Registrant had outstanding 10,066,796 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1996 annual meeting of stockholders to be filed with the Securities and exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-KSB.

 Transitional Small Business Disclosure Format (check one):  Yes     ;  No   X
                                                                 ----      -----

                        OACIS HEALTHCARE HOLDINGS CORP.

                               TABLE OF CONTENTS

                                                                                                                            Page
                                                                                                                            ----
PART I

      Item 1.    Description of Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                3
      Item 2.    Description of Property  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               11
      Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               11
      Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . .               11

PART II

      Item 5.    Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . . .               12
      Item 6.    Management's Discussion and Analysis or Plan of Operations . . . . . . . . . . . . . . . . .               13
      Item 7.    Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               25
      Item 8.    Changes In and Disagreements with Accountants on Accounting and
                      Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               42

PART III

      Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance
                      With Section 16(a) of the Exchange Act  . . . . . . . . . . . . . . . . . . . . . . . .               43
      Item 10.   Executive Compensation.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               43
      Item 11.   Security Ownership of Certain Beneficial Owners and Management.  . . . . . . . . . . . . . .               43
      Item 12.   Certain Relationships and Related Transactions.  . . . . . . . . . . . . . . . . . . . . . .               43
      Item 13.   Exhibits and Reports on Form 8-K.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               43

SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               45

This report on Form 10-KSB including the discussions in Part I Item 1 "DESCRIPTION OF BUSINESS", and Part II Item 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" contains certain forward-looking statements which involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors, including those set forth in "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS."


                                     PART I

ITEM 1.          DESCRIPTION OF BUSINESS

Oacis Healthcare Holdings Corp., through its wholly owned subsidiary, Oacis Healthcare Systems, Inc. (together, the "Company") develops, markets, licenses, installs and supports flexible, open architecture clinical information systems ("Oacis" or the "System"). Oacis is an "electronic medical record" that collects and transmits clinical, financial and demographic data from multiple information systems within a large hospital or integrated healthcare delivery system ("IDS"), integrates data from these systems into a patient-centered clinical data repository and provides applications with graphical user interfaces which enable physicians, nurses and other clinicians to view, manipulate and act on the information in real time at the point of care.

Oacis is:

o Designed on a flexible, open architecture that is designed to work with existing departmental and legacy systems enabling institutional providers of care to preserve their investments in information systems rather than purchase entirely new systems.

o Based on a client server model and is designed to be scaleable from a few users to several thousand users in multiple provider locations.

o Designed to provide information to clinicians in a more efficient manner than paper based records.

o Designed to integrate efficiently with clinician practice routines by providing care management information in user-defined formats to improve clinical efficiency and medical outcomes.

The Company's products are in use by major medical centers, large hospitals and IDS's in the United States, Canada, Europe and Australia.

Oacis Healthcare Systems, Inc. was founded as a California Corporation in 1984 under the name Simborg Systems, Inc. In 1990, Bell Atlantic Systems Group, Inc. purchased all of the outstanding stock of Simborg Systems and renamed the company Bell Atlantic Healthcare Systems, Inc. In April 1994, Oacis Healthcare Holdings Corp. was formed as a Delaware corporation and in May 1994 Oacis Healthcare Holdings Corp. purchased all of the outstanding stock of Bell Atlantic Healthcare Systems, Inc. (the "Acquisition") and renamed the company Oacis Healthcare Systems, Inc.

The Company's executive offices are located at 100 Drakes Landing Road, Suite 100, Greenbrae, California, 94904. Its telephone number is (415) 925-0121.

PRODUCTS

Existing Products

         Oacis. The Oacis clinical information system incorporates both software and hardware systems that collect clinical, financial and demographic data from departmental information systems within a hospital or IDS, and integrates that data into a patient-centered clinical data repository. This repository typically contains a wide variety of data gathered from existing departmental information systems, such as registration, scheduling, laboratory, radiology, pharmacy and accounting systems, as well as information entered by clinicians at the point of care. Oacis provides access to this information through applications with graphical user interfaces that enable physicians, nurses and other clinicians to input, view and act on the data on a real-time basis.

         The Oacis system is comprised of two elements: the Oacis Healthcare Network, which supports the connectivity (integration) and storage (data repository) function of the system, and Oacis Clinical Care applications, which facilitate the input and delivery of clinical information at the point of care. The Oacis Healthcare Network and Oacis Clinical Care applications are typically integrated and licensed as a system although they each contain a number of modules. Customers may license all or some combination of the modules. For the years ended December 31, 1996, 1995 and 1994, substantially all of the Company's revenues were generated through licensing, installing and supporting the Oacis system.

         The Oacis Healthcare Network modules which are commercially available include:

MODULE                                                  DESCRIPTION
------                                                  -----------
Oacis Data Repository                      The Oacis Data Repository ("ODR") is
                                           a relational database designed to
                                           store and manage a full range of
                                           clinical, financial, and demographic
                                           data.  The ODR organizes its data by
                                           patient rather than by encounter and
                                           therefore is designed to provide the
                                           basis for building longitudinal,
                                           patient-centered electronic medical
                                           records across the continuum of care.
                                           The ODR data schema, called the
                                           "Service Model," provides Oacis with
                                           the flexibility and scalability
                                           required to meet the changing
                                           information requirements of hospitals
                                           and IDSs.  The ODR can be configured
                                           and maintained using the Oacis System
                                           Assistant, a database extension and
                                           management tool that configures the
                                           ODR and generates software code that
                                           operates on the database.

Gateway++                                  Gateway++ is an open architecture
                                           integration engine that is designed
                                           to enable the exchange of data among
                                           the many different information
                                           systems within a hospital or IDS,
                                           such as registration, scheduling,
                                           laboratory, radiology, pharmacy and
                                           accounting systems.  Gateway++
                                           accepts, translates, reformats and
                                           routes data between various
                                           information systems located
                                           throughout a hospital or IDS while at
                                           the same time updating the ODR using
                                           the Company's proprietary Data Base
                                           Loader technology. Gateway++
                                           performance, feeder system status and
                                           transaction flows are monitored using
                                           the Gateway Monitor application.


Enterprise Member/                         The Enterprise Member/Patient Index
Patient Index                              ("EMPI") is designed to manage and
                                           reconcile duplicate medical records
                                           coming from disparate information
                                           systems that use different patient
                                           identifiers.  EMPI is designed to
                                           support those healthcare
                                           organizations which have multiple and
                                           changing sources of patient
                                           identification and registrations and
                                           other situations where the same
                                           population is served by more than one
                                           care provider.  EMPI is designed to
                                           detect multiple patient identifiers
                                           across an enterprise for the same
                                           patient or member, assigns a single
                                           patient identifier for such patient
                                           or member and merges patient data
                                           from multiple sources into one
                                           comprehensive record in the clinical
                                           database.  EMPI is based on licensed
                                           technology.

         The Oacis Clinical Care applications which are commercially available include:

MODULE                                                  DESCRIPTION
------                                                  -----------
Clinical Display                           Clinical Display integrates all
                                           elements of the ODR into a highly
                                           summarized patient roster form with
                                           "drill-down" capabilities to access
                                           more detailed information.  This
                                           patient roster format allows
                                           clinicians to prioritize work upon
                                           sign-on to the system, highlights
                                           user-defined critical data and
                                           contains time indicators for the age
                                           of data and a viewed/not viewed
                                           status.  Graphs and lists can be
                                           customized to match each clinical
                                           user's method of practicing medicine.
                                           Clinical Display also provides
                                           clinical users with schedules that
                                           contain clinical interventions to be
                                           performed for each patient.  The
                                           schedules can be configured by
                                           disease, provider or location so the
                                           clinical user can more effectively
                                           manage specific patient populations
                                           over a period of time.

Clinical Documentation
         - Clinical Data Entry             Clinical Data Entry, the first in a
                                           series of applications addressing
                                           Clinical Documentation, enables a
                                           clinical user to  enter clinical
                                           data, such as notes, results, vital
                                           signs, functional  status, and
                                           outcomes directly into  the ODR.
                                           Clinical Documentation is designed
                                           for keyboard, mouse or  pen-based
                                           input.

Order Entry                                Order Entry enables a clinical user
                                           to order or schedule medical services
                                           provided in a hospital or IDS,
                                           including clinical laboratory tests,
                                           diagnostic tests, prescriptions and
                                           medical procedures. Order Entry can
                                           be customized to reflect individual
                                           user or institutional protocols of
                                           care.  This application is intended
                                           to be superseded by Oacis Order
                                           Management, an Oacis application
                                           currently in beta release.

Workstation Tools                          OaBuilder enables customers to
                                           configure workstations for use with
                                           the Oacis System.  Other tools
                                           include Workstation Security System,
                                           On-Line Help, Site Defined Reporting
                                           and Softcopy, an on-line
                                           documentation program.  The Form
                                           Wizard, another Oacis application
                                           tool, was phased out as a product
                                           offering during 1996.

StatLAN. The initial version of the Company's open architecture clinical information system, StatLAN was introduced in 1986. StatLAN collects and presents, but does not store, medical record information from existing legacy and departmental systems. StatLAN incorporates a minicomputer-based interface engine along with the software required to retrieve data on a network of PC-based workstations. The Company is no longer marketing StatLAN, but is continuing to support and may continue to enhance StatLAN.


Products in Beta Release

         The Company has developed and is currently in the process of installing the beta version of the following new Oacis Clinical Care
Applications:

MODULE                                                  DESCRIPTION
------                                                  -----------
Oacis Order Management
(formerly named Enhanced
Order Entry)                               Oacis Order Management is designed to
                                           provide capability for the clinician
                                           to request services or place clinical
                                           orders as clinical decisions are
                                           being made.  This application is
                                           designed using a "trees and tabs"
                                           interaction model which provides for
                                           improved user navigation and is
                                           designed to be highly intuitive,
                                           thereby requiring minimal physician
                                           training and use of the keyboard.
                                           The application includes an order
                                           communication function that is
                                           tightly integrated with the Clinical
                                           Display application allowing the
                                           physician to place an order while
                                           reviewing clinical results and
                                           eliminates the need to learn multiple
                                           systems.

Oacis Census Management                    Oacis Census Management is designed
                                           to provide capability for the
                                           clinician to perform patient
                                           admission, discharge and transfer
                                           ("ADT") functions directly into the
                                           Oacis Data Repository with no
                                           interruptions to workflow or
                                           dependent external systems.  This
                                           application interacts with the
                                           customer's legacy ADT system through
                                           the Oacis Gateway ++.

                                      -6-



























































Product Development

         The Company is currently developing the following new modules for the Oacis Healthcare Network and new Oacis Clinical Care applications:

MODULE                                                  DESCRIPTION
------                                                  -----------
Oacis Passport                             The Company is currently completing
                                           the development of its Internet based
                                           application - Passport. Passport is
                                           designed to enable clinicians to
                                           explore the electronic medical record
                                           from remote locations including over
                                           the Internet.  Passport is designed
                                           to provide access to the Oacis Data
                                           Repository from multiple personal
                                           computing hardware platforms using
                                           the Oacis Application Server and
                                           standard browser technology thereby
                                           reducing the need to replace existing
                                           desktop or laptop technology.
                                           Passport is based on many of the
                                           design principals found in Oacis
                                           Clinical Display and enables patient
                                           data to be configured and viewed
                                           according to each clinicians practice
                                           patterns.

Oacis II Architecture                      The Company is currently modifying
                                           its technology architecture to
                                           take greater advantage of available
                                           industry standards including the use
                                           of Corba distributed obects and to
                                           utilize a three-tier or multi-tier
                                           technology. The re-architecture to
                                           Oacis II is designed to internet-
                                           enable Oacis applications developed
                                           for this new architecture, enhance
                                           system scaleability and performance
                                           in larger installations, and
                                           facilitate expanding the systems
                                           functionality through partnering with
                                           other vendors.

Enhancements to Oacis
Order Manangement                          The Company is currently working with
                                           another healthcare information
                                           systems vendor to incorporate their
                                           pharmacy vocabulary management
                                           application and Drug Toolkit
                                           application into the Oacis Order
                                           Management product.  This application
                                           is being designed to provide
                                           medication ordering capability at the
                                           point of care. A further extension

                                           of this relationship and product
                                           enhancement is expected to be the
                                           addition of an "expert patient
                                           dosing" application which takes
                                           advantage of the vendor's knowledge
                                           server (rules engine and database) to
                                           assist caregivers as they construct
                                           patient specific dosages of
                                           medications.

Enhancement to EMPI                        The Company is currently develping
                                           an enhancement to EMPI that
                                           incorporates both a 32 bit
                                           architecture and enhanced user
                                           interaction model to the workstation
                                           and adds an unmerge capability to the
                                           EMPI and Oacis Data Repository
                                           products.


         Other Oacis Clinical Care applications that are in various stages of design and are planned for future development by the Company include the following enhancements to the Clinical Documentation and Order Management applications: Problem Management, Vocabulary Management, Clinical Design Support and Protocols, Care Guidelines and Patient Care Planning applications. Additionally, the Company is in the process of designing a distributed architecture model for the Oacis Data Repository.

SERVICES

         The Company provides installation and support services to its customers. An Oacis installation typically requires approximately nine to 18 months and involves tasks which usually are performed by a complement of personnel from the Company's installation organization and the customer's internal information services department, sometimes with assistance from outside consulting companies. Typical installation services include project planning, hardware integration, interface development and testing, database specification and configuration, workflow engineering, screen design and configuration, integration testing and tuning, and training customer personnel in system operation, maintenance and use. To improve the efficiency of the installation process and to reduce installation times, the Company and its customers have developed a set of predefined display and data entry screens that provide templates for customizing the system for the customer's specific needs.

         The Company also provides telephone and other support services to its customers 24 hours a day, seven days a week, after installation is complete, as well as other services such as customization services, technical and user training programs, network analysis and troubleshooting.

CUSTOMERS

         The Company's customers include hospitals, major medical centers and IDSs throughout the United States, Canada, Europe and Australia.

         The Company licenses its Oacis and StatLAN systems and provides installation, training and support services to customers pursuant to the terms of a software license and support agreement. Under the software license and support agreements, the Company generally grants to the customer a non-exclusive and non-transferable right to use the system for data processing and related operations, and data storage, retrieval and manipulation, all in connection with providing health care services. In addition, the Company provides installation and training services pursuant to a workplan mutually created by the Company and the customer, and maintenance and support services which typically are provided on a renewable annual basis. In exchange, the customer is obligated to pay to the Company a fixed software license fee (payable in increments depending on the achievement of certain installation milestones), installation and training fees, and fixed maintenance and support fees. The term of the software license is perpetual, although either party can generally terminate the license upon the material default, bankruptcy or insolvency of the other. The Company typically indemnifies its customers against all costs, damages and losses it may suffer based on a claim that the system infringes a third party's trade secret, U.S. patent or U.S. copyright, and each customer typically indemnifies the Company against all costs, damages and losses incurred by the Company in connection with any claim arising out of or resulting from the use or operation of the system by the customer, including claims based on any theory of product liability. In addition, the Company typically warrants that its system will meet certain performance criteria, including criteria concerning response time and system availability.


SALES AND MARKETING

         The Company sells its systems in North America through 8 direct sales personnel supported by a staff of 3 clinical sales specialists and 4 client services account executives who conduct in-depth system presentations and demonstrations, and 5 sales support personnel who prepare sales proposals. Additionally, the Company has entered into a marketing agreement with VHA, Inc. to market certain of the Company's products to its membership of approximately 1400 healthcare organizations in the United States. The sales cycle for health care information systems is typically 12 to 18 months from initial contact to contract execution and can be lengthened by a number of factors, including merger and acquisition activity and general consolidation of healthcare organizations.

         Outside of North America, the Company's products are sold through distribution arrangements which typically require minimal sales support from the Company. The Company currently has formal distribution and marketing relationships in Australia, New Zealand, and Norway.

         The Company's marketing organization is responsible for product management including the development of new product specifications, oversight of the products development progress, product marketing, positioning and pricing strategies and product introduction including support in the development of sales strategy. In addition, the marketing organization is responsible for corporate marketing and advertising and customer interaction through coordination of both a customer operated User Group and a selected customer Quality Council.

TECHNOLOGY

         General Architecture. The Oacis system is based on a client-server model utilizing object-oriented programming. This model enables Oacis to distribute information processing across multiple computers and scale server and client hardware in increments to accommodate expansion and contraction in utilization. Servers perform all data management functions for the Oacis system and client workstations support the user interface for all application functions. Application logic is distributed across both servers and workstations. This architecture is designed to provide remote access to clinical information through various technologies, including LANs, WANs, phone lines, and the Internet.

         Hardware Platform. The Oacis Healthcare Network operates on Sun Microsystems and Hewlett-Packard servers designed for high volume, on-line transaction processing. The Company believes that it can port the Oacis Healthcare Network to other hardware platforms and intends to do so commensurate with market demand. The Oacis Clinical Care applications operate on Intel-based 486 and Pentium class PC workstations.

         Software Architecture. The Company uses industry standard software whenever possible to minimize development and maintenance costs. The Oacis Healthcare Network operates on a UNIX operating system. The ODR is built on Sybase Structured Query Language ("SQL") Server relational database management software. Sybase's SQL server provides the throughput and functional characteristics necessary to deliver large scale, high performance database management. The PC workstation operating system is Microsoft Windows. All major Oacis software components are written in C++, the workstation user interface is written in Visual Basic and C++, the database is accessed with SQL, and application logic is created with a combination of Sybase stored procedures, C++ and Visual Basic. All software components are assembled in a layered architecture to facilitate the replacement of layers, such as the relational database, as new technology becomes available and as market demand dictates.

         The Company's systems also incorporate a number of third-party computer software products. In particular, both the Gateway++ and Oacis Data Repository components of Oacis incorporate a Sybase relational database. In addition, Oacis includes a number of embedded software products licensed from third parties.

RESEARCH AND DEVELOPMENT

         The Company's research and development efforts focus on (i) extending the functionality of Oacis through the development or integration of new applications, extensions to existing applications and integration of third-party technologies, (ii) ongoing efforts to enhance system performance and reliability as the number of users, interfaces and databases grows, (iii) extending the Oacis Healthcare Network architecture to give Oacis more flexibility and the ability to service increasingly large IDSs and (iv) staying current with advancing technologies.

         As of December 31, 1996, the Company had 57 employees engaged in research and development activities. For the years ended December 31, 1996, 1995, and 1994, the Company's research and development expenditures before capitalization of development costs were approximately $6.9 million, $6.4 million and $7.3 million, respectively. The Company capitalized $506,000 and $275,000 of research and development expenses associated with the development of certain components of Oacis after technological feasibility had been established in 1996 and 1995, respectively. The Company did not capitalize software development costs in 1994. The Company anticipates capitalizing additional software development costs in the future.

COMPETITION

         The Company believes that the principal competitive factors for selecting a clinical information system are the system's ability to operate with and preserve existing departmental and legacy systems, ease of installation, clinical focus, reliability, ease of use, functionality and price as well as the reputation, breadth of product offerings, size and financial stability of the system vendor.

         Competition in the market for clinical information systems and services is intense and is expected to increase. The Company's competitors include other providers of health care information systems and services, and health care consulting firms. The Company's principal competitors include 3M Health Information Systems, Cerner Corporation, Epic Systems Corporation, HBO & Company, HealthVISION, Inc. and Shared Medical Systems Corporation. Furthermore, other major health care information companies not presently offering clinical information systems may enter the Company's markets. Many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the health care industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company.

PROPRIETARY RIGHTS

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

GOVERNMENT REGULATION

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

EMPLOYEES

         As of December 31, 1996, the Company had 172 employees, including 57 in research and development, 60 in installation and support services, 35 in sales and marketing and 20 in finance and administration. None of the Company's employees is represented by a labor organization, and the Company is not a party to any collective bargaining agreement. The Company has never had any employee strike or work stoppages and considers its relations with its employees to be good. The Company is reliant on highly skilled personnel in all facets of its business. Particularly with respect to research and development and installation personnel who typically have a mixture of computer programming and clinical skills, the market for such highly skilled personnel is extremely competitive and there can be no assurance that the Company will be able to hire the personnel it requires to complete its product development activities or install its products in accordance with its business plan either of which could result in a material adverse affect on the Company's business, financial condition and results of operations.


ITEM 2.          DESCRIPTION OF PROPERTY


         The Company leases approximately 33,946 square feet of office space in Greenbrae, California for its corporate headquarters. The Company also leases approximately 10,518 square feet of office space in Atlanta, Georgia for installation and support services. These leases expire on February 28, 1998. In March 1997, the Company entered into a lease for approximately 55,000 square feet of office space located in San Rafael, California, where it plans to relocate is corporate headquarters upon expiration of its existing lease. The Company is not required to pay rent on this facility until April 1998 at which time it plans to take occupancy of the new facility. The Company is currently negotiating with its current landlord for the extension of its existing lease in Greenbrae, California to accommodate its planned relocation in April 1998.

ITEM 3.          LEGAL PROCEEDINGS

         There are no material legal proceeding involving the Company pending at this time.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "OCIS." As of March 21, 1997 there were approximately 78 holders of record of the Company's Common Stock. The Company has never paid any cash dividends on its capital stock. The Company currently intends to retain any future earnings to fund operations and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

         The Company consummated its initial public offering on May 21, 1996. The following table sets forth, for the periods indicated, the range of the low and high sales prices for the Company's Common Stock as reported on the Nasdaq National Market for the quarters ended since consummation of the initial public offering.

                                                              HIGH              LOW
                                                               ----              ---
                       Fiscal 1996:
                          Second Quarter  . . . . . . . .     18 1/4            10 1/4
                          Third Quarter . . . . . . . . .     13 1/8             7 1/4
                          Fourth Quarter  . . . . . . . .     12 1/2             6 1/2

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following table summarizes certain financial data for the Company and Bell Atlantic Healthcare Systems, Inc., the predecessor to the Company (the "Predecessor"). The results of operations for the Predecessor for the period January 1, 1994 through May 13, 1994 and the Company for the period May 14, 1994 through December 31, 1994 have been determined based upon the historical cost bases of the Predecessor and the Company, and have been combined to facilitate presentation of the results of operations on a calendar year basis. The selected financial data should be read in conjunction with "Management's Discussion and Analysis or Plan of Operations" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB. The Company's historical operating results are not necessarily indicative of the results for any future period.

                                                                                        Predecessor
                                                                                          and the
                                                                                          Company
                                                                The Company               Combined
                                                        ---------------------------     ----------
                                                                   Year Ended December 31,
                                                        ------------------------------------------
                                                           1996             1995            1994
                                                           ----             ----            ----
 Statement of Operations Data:
 -----------------------------
 (In thousands, except per share data)
 Total revenue                                            $20,444          $13,554         $9,301
 Gross profit                                              10,063            4,434          1,422
 Operating expenses                                        15,480           13,635         13,797
 Loss from operations                                      (5,417)          (9,201)       (12,375)
 Interest income/(expense), net                               844             (123)          (337)
 Net loss                                                  (4,573)          (9,324)       (12,712)
 Pro forma net loss per share                               (0.48)           (1.22)            *
 Weighted average number of common and
 common equivalent shares                               9,431,277        7,667,243

                                                                          December 31,
 Balance Sheet Data:                                  -------------------------------------------
                                                             1996             1995           1994
 -------------------
 (In thousands)                                        ------------------------------------------
 Cash and short term investments                          $23,141           $3,900           $201
 Working capital                                           23,840            1,704           (493)
 Total assets                                              32,712           11,878          7,383
 Long term debt                                               669            3,000          4,735

* Pro Forma Net loss per share for 1994 is not presented since such amounts are not deemed meaningful due to the change in ownership of Oacis on May 13, 1994.


ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

Background

         The Company develops, markets, licenses, installs, and supports clinical information systems primarily for major medical centers, hospitals and integrated healthcare delivery systems. In 1986, the Company introduced StatLAN, the initial version of the Company's clinical information system. In 1994, the Company introduced

Oacis. Oacis is comprised of the Oacis Healthcare Network, which includes an interface engine, a clinical data repository and an Enterprise Member/Patient Index, and Clinical Care applications, which facilitate the input and delivery of information at the point of care.

         Substantially all of the Company's revenues are currently derived from licenses of Oacis. The Company intends to focus its sales and marketing efforts on Integrated Delivery Systems ("IDSs"), which are a relatively new type of organization and which currently account for a small portion of the overall market for clinical information systems. The formation of IDSs and a general consolidation in the healthcare industry has a number of effects which include the creation of larger healthcare networks with greater market concentration. The Company believes that while such consolidation may result in an increase in demand for open architecture clinical information systems such as the Company provides, the near term effect of such consolidation reduces the resources available for IDSs to invest in clinical information systems until such time as the rate of consolidation slows. Accordingly, the Company believes that the market for the Company's products may continue to develop slowly in the near term and that sales cycles will continue to be long.

         The Company's future success and financial performance depends in large part upon the Company's ability to provide the increasing system functionality required by its customers through the timely development and successful introduction of new applications and enhancements to Oacis. The Company has historically devoted significant resources to system enhancements and research and development and believes that significant continuing development efforts will be required to sustain the Company's operations. Additionally, the Company's ability to develop, market, sell and install its systems depends on the Company's ability to retain, recruit and hire highly skilled personnel in a number of technical and clinical fields. The market for this highly skilled workforce is extremely competitive.

Revenue Recognition

         The Company's revenues consist of license fees for the perpetual use of its software, installation revenues associated with installing and configuring the software to meet specific customer needs, revenues from the sale of third-party hardware and software, and ongoing support services. The price of an Oacis system varies depending on a number of factors, including the modules licensed and the volume of outpatient visits and inpatient days for the customer organization, and generally ranges from more than six hundred thousand dollars to a few million dollars. The Company resells third-party hardware and software pursuant to standard reseller agreements.

         Software license fee and installation services revenues from contracts where Oacis is actively involved in the installation of the system, which are primarily in the United States and Canada, are recognized on a percentage of completion basis measured by the ratio of (i) labor hours incurred to install and configure the system to (ii) total estimated labor hours. The Company generally bills its installation services as the services are provided. Software license fees are generally billed in accordance with installation milestones. Accordingly, revenues recognized in advance of achieving billing milestones are recorded as unbilled accounts receivable and collections resulting from billing milestones achieved in advance of recognizing revenues are recorded as unearned revenues on the consolidated balance sheet. If the total estimated cost of a contract is expected to exceed the contract price, determined primarily by the installation component of the contract, the total estimated loss is charged to expense in the period the loss is identified.

         Software license revenues from contracts where Oacis is not actively involved in the installation of the system, primarily contracts outside of North America, are typically recognized as contract amounts become due and payable on a milestone basis. Because Oacis is not actively involved in these international installations, milestone attainment and consequently revenue recognition on these contracts may be delayed for reasons which include delays caused by the customer, or Oacis' international partner, both of which are beyond the control of Oacis.

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

Sales to Major Customers

         During 1996, two customers accounted for 17% and 11%, respectively, of the Company's revenue and at December 31, 1996, these customers accounted for 5% and 7%, respectively, of total receivables. One additional customer accounted for 10% of total receivables at December 31, 1996. The Company anticipates that its concentration of revenues and accounts receivable will decline in future periods as the Company generates additional customers.

Backlog

         The Company had backlog of $13.8 million and $11.4 million at December 31, 1996 and 1995, respectively. Backlog consists of the unrecognized portion of contractually committed software license fees, estimated installation fees, and maintenance and support fees. The Company adjusts the timing of an installation to accommodate customer needs and because a typical installation requires nine to 18 months to complete, there can be no assurance that the amounts in backlog will be recognized in the next 12 months. Due to the relative size of a typical system sale and installation contract compared to the Company's annual revenues, a termination or installation delay of one or more contracts could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

RESULTS OF OPERATIONS

        The following table sets forth the results of operations for the Company and the Predecessor expressed as a percentage of total revenues.
The results of operations for the Predecessor for the period January 1, 1994 through May 13, 1994 and the Company for the period May 14, 1994 through December 31, 1994 have been determined based upon the historical cost bases of the Predecessor and the Company, and have been combined to facilitate presentation of the results of operations on a calendar basis. The Company's historical operating results are not necessarily indicative of the results for any future period.

                                                                                      Predecessor and
                                                                                        The Company
                                                               The Company                Combined
                                                         --------------------------    --------------
                                                                     Year Ended December 31,
                                                         --------------------------------------------
                              Revenues:                   1996             1995             1994
                                                          ----             ----             ----
     Revenues:
       Software licenses   . . . . . . . . . . .            38.6%            25.0%            24.8%
       Installation and support services   . . .            32.4             43.0             41.5
       Third-party hardware and software   . . .            29.0             32.0             33.7
                                                       ---------         --------         --------
                     Total revenues  . . . . . .           100.0            100.0            100.0
                                                        --------          -------          -------
     Cost of revenues:
       Software licenses   . . . . . . . . . . .             1.2              1.0              1.4
       Installation and support services   . . .            27.5             38.6             48.1
       Third-party hardware and software   . . .            22.1             27.7             35.2
                                                       ---------          -------         --------
                    Total cost of revenues   . .            50.8             67.3             84.7
                                                       ---------          -------         --------
       Gross profit  . . . . . . . . . . . . . .            49.2             32.7             15.3
                                                       ---------          -------         --------
     Operating expenses:
       Sales and marketing   . . . . . . . . . .            27.4             35.9             30.1
       Research and development  . . . . . . . .            31.2             44.9             79.0
       General and administrative  . . . . . . .            17.1             19.8             39.3
                                                            ----             ----             ----
                    Total operating expenses   .            75.7            100.6            148.4
                                                        --------          -------          -------

     Loss from operations  . . . . . . . . . . .           (26.5)           (67.9)          (133.1)
     Interest income/(expense), net. . . . . . .             4.1             (0.9)            (3.6)
                                                       ---------         ---------       ----------
     Net loss  . . . . . . . . . . . . . . . . .           (22.4)%          (68.8)%         (136.7)%
                                                        ----------        ---------       ----------

YEAR ENDED DECEMBER 31, 1996 AND 1995

         Revenues

         In the year ended December 31, 1996, total revenues increased 51% to $20.4 million from $13.6 million in the year ended December 31, 1995. Of these amounts, software license fee revenues increased 133% to $7.9 million, installation and support service revenues increased 14% to $6.6 million and third-party hardware and software revenues increased 37% to $5.9 million. The increase in software license fee and installation and support services revenue in 1996 was due to an increase in the average selling price of installations in progress, a higher component of international software license fee revenue, and the number of installations in progress during the year ended December 31, 1996. The increase in the average selling price of installations in progress was due to a combination of factors including the size of the customer and an expanded product offering. During 1996, the international component of total revenues accounted for 4% of total revenues. The Company expects that international revenues will continue to be less than 10% of revenues in the coming year. The increase in third-party hardware and software revenue was due to an increase in the average size of third-party sales transactions.

         Cost of Revenues

         Cost of revenues were $10.4 million, or 51% of total revenues in the year ended December 31, 1996, compared to $9.1 million, or 67% of total revenues in the year ended December 31, 1995. Cost of software license fee revenue increased 103% to $252,000 in the year ended December 31, 1996, due to an increase in amortization of capitalized software development costs in 1996 as well as distributor fees related to international sales. Cost of installation and support services increased 7% to $5.6 million in the year ended December 31, 1996 from $5.2 million in the year ended December 31, 1995, due to an increase in the average cost of installation and support personnel, as well as an increase in the average number of such personnel during 1996. Gross profit as a percentage of revenue increased to 49% in the year ended December 31, 1996 from 33% in the year ended December 31, 1995, due to a shift in the mix of revenue to higher margin software license fee revenue as well as an increase in gross margins from third-party hardware and software product sales. Gross profit for software license fees, installation and support services, and third-party hardware and software products totaled 97%, 15% and 24% respectively during the year ended December 31, 1996 as compared to 96%, 10% and 13%, respectively, during the year ended December 31, 1995. Gross profit on installation and support service revenues increased due to an increase in the billable component of installation services as well as improved implementation methodologies during 1996 offset by the impact of delays in closing new business, the hiring and training of new employees and a focus on methodology development for new product releases. Gross profit on third-party hardware and software products increased due to improved pricing programs and the mix of third-party products sold. The Company anticipates that its third-party hardware and software product gross margins will approximate lower, historical levels in future periods due to increased competitive pressures for third-party pricing as well as changes in certain third-party pricing programs.

         Sales and Marketing

         Sales and marketing expenses increased 15% to $5.6 million in the year ended December 31, 1996 from $4.9 million in the year ended December 31, 1995, and decreased as a percentage of total revenue from 36% in 1995 to 27% in 1996. The increase in sales and marketing expenses was a result of an increase in personnel, an increase in travel related expenses resulting from increased sales prospecting activity, and an increase in consulting and advertising related expenses offset by a decrease in commission expenses resulting from changes in the Company's sales incentive compensation programs. In 1996, the Company implemented a new commission structure which extended the period over which commissions are earned. Accordingly, the Company will recognize commission expenses as earned over the contract term. The Company expects that it will continue to increase its staffing of the sales and marketing organization in 1997 and that accordingly, sales and marketing expenses will increase in 1997.

         Research and Development

         Research and development expenses increased 5% to $6.4 million in the year ended December 31, 1996 from $6.1 million in the year ended December 31, 1995 and decreased as a percentage of total revenues from 45% in the year ended December 31, 1995 to 31% in the year ended December 31, 1996. The increase in research and development expenses was primarily attributable to the acquisition (license) costs of certain technology which forms the basis of the Oacis Enterprise Member/Patient Index ("EMPI"), a component of the Oacis Healthcare Network, and the costs associated with the continuing development of that technology offset by increased levels of software capitalization during 1996. Because the licensed technology had not reached technological feasibility and had no alternative future use when it was acquired, the $700,000 license fee was charged to expense in the first quarter of 1996. Additionally, during 1996 the Company capitalized $506,000 of software development costs representing 7% of total 1996 development expenditures. During 1995, the Company capitalized $275,000 in software development costs representing 5% of 1995 development expenditures. Excluding the impact of the licensed technology and software capitalization, research and development expenses decreased 3% in the year ended December 31, 1996 over the same period in 1995 as a result of lower personnel costs partially offset by higher consulting costs. The Company expects that it will increase its research and development expenditures during 1997 and that software capitalization will also be increased in future periods.

         General and Administrative

         General and administrative expenses increased 30% to $3.5 million in the year ended December 31, 1996 from $2.7 million in the year ended December 31, 1995, but decreased as a percentage of total revenues to 17% in the year ended December 31, 1996 from 20% in the year ended December 31, 1995. The increase in general and administrative expenses was a result of an increase in personnel, increased corporate recruiting expenses as well as increased consulting expenses related in part to certain process improvement initiatives.

YEAR ENDED DECEMBER 31, 1995 AND 1994

         Revenues

         In 1995, total revenues increased 46% to $13.6 million from $9.3 million in 1994. Of these amounts, software license revenues increased 47% to $3.4 million and installation and support service revenues increased 51% to $5.8 million due to an increase in the number of installations in progress in 1995, a generally higher level of productivity on those installations, and an increased average contract price. Third-party hardware and software revenues increased 39% reflecting an increase in the number of contracts signed during 1995.

         Cost of Revenues

         Cost of revenues increased to $9.1 million, or 67% of total revenues in 1995, compared to $7.9 million, or 85% of total revenues, in 1994. Cost of software licenses remained relatively unchanged in 1995 at $124,000 as compared to $125,000 in 1994. Cost of installation and support services increased 17% in 1995 to $5.2 million from $4.5 million in 1994, as a result of an increase in the number of installation and support personnel. Gross profit as a percentage of total revenues increased to 33% in 1995 from 15% in 1994. The improvement in gross profit as a percentage of total revenues resulted primarily from an increase in the billable component of installation services in 1995 over 1994. In 1994, and to a lesser degree in 1995, the Company was required to complete certain contracts entered into by the Predecessor which reflected lower margins. In addition, gross profit on third-party hardware and software increased to 13% in 1995 from a loss of 5% in 1994, due primarily to improved pricing programs from third-party hardware and software vendors. Additionally, during the period January 1, 1994 to May 13, 1994, the Predecessor recorded $250,000 in hardware losses resulting from the Predecessor having to purchase computer hardware upgrades for certain of its customers.

         Sales and Marketing

         In 1995, sales and marketing expenses increased 74% to $4.9 million from $2.8 million in 1994, and increased as a percentage of total revenues to 36% in 1995 from 30% in 1994. The increase in sales and marketing expense was a result of an increase in personnel as well as an increase in commission payments due to the increase in contract signings in 1995 over 1994. In 1995 and 1994, sales commissions were earned and recognized upon contract signing. In addition, during 1995, the Company incurred additional sales and marketing expenses in connection with the initiation of a marketing campaign.

         Research and Development

         In 1995, research and development expenses decreased 17% to $6.1 million from $7.3 million in 1994 and decreased as a percentage of total revenues to 45% in 1995 from 79% in 1994. In 1994, the Company charged to operations in-process research and development totaling $1.4 million in connection with the Acquisition. Excluding this charge, research and development expenses increased 2% to $6.1 million from $5.9 million due primarily to costs of performing the alpha testing on certain Oacis modules. During 1995, the Company capitalized $275,000 of direct costs associated with the development of a component of Oacis after technological feasibility had been established.

         General and Administrative

         In 1995, general and administrative expenses decreased 27% to $2.7 million from $3.7 million in 1994, and decreased as a percentage of total revenues to 20% in 1995 from 39% in 1994. The decrease in general and administrative expenses was due to the write off in 1994 of certain accounts receivable and losses related to a customer contract aggregating $1.2 million. This decrease was offset in part by increased personnel costs resulting from the need to rebuild the Company's administrative support services which were depleted prior to the Acquisition.

QUARTERLY RESULTS OF OPERATIONS

         The following table presents the Company's operating results for the eight quarters in the period ended December 31, 1996. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-KSB. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the Notes thereto appearing elsewhere in this Form 10-KSB. These operating results are not necessarily indicative of the results for any future period.

         The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including the following: the Company's long sales cycle; demand for the Company's systems, applications and services, including variability in demand and orders for the third-party hardware and software; the number, timing and significance of announcements and releases of system enhancements and new applications by the Company and its competitors; the termination of, or a reduction in, offerings of the Company's systems, applications and services; the loss of customers due to consolidation in the healthcare industry or caused by other factors; the timing of revenue recognition; the amount of backlog at the beginning of any particular quarter; customer budgeting cycles and changes in customer budgets; investments by the Company in marketing, sales, research and development and administrative personnel necessary to support the Company's anticipated operations; marketing and sales promotional activities; software defects and other system quality factors; and general economic conditions.

                                                Quarterly Financial Results
                                           (In thousands, except per share data)
-----------------------------------------------------------------------------------------------------------
 1996 Quarter Ended                            March 31        June 30        September 30      December 31
-----------------------------------------------------------------------------------------------------------
 Total revenue                                  $3,905          $4,097             $6,651           $5,791
 Gross margin                                    1,735           1,871              2,888            3,569
 Net income (loss)                              (2,850)         (1,989)              (246)             512
 Pro forma net income (loss) per share           (0.37)          (0.23)             (0.02)            0.05
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
 1995 Quarter Ended                            March 31        June 30        September 30      December 31
-----------------------------------------------------------------------------------------------------------
 Total revenue                                  $2,426          $3,247             $4,564           $3,317
 Gross margin                                      468           1,104              1,739            1,123
 Net income (loss)                              (2,107)         (2,160)            (1,484)          (3,573)
 Pro forma net income (loss) per share           (0.29)          (0.29)             (0.19)           (0.46)
-----------------------------------------------------------------------------------------------------------


Liquidity and Capital Resources

         At December 31, 1996 the Company's cash and cash equivalents and short-term investments totaled $23.1 million as compared to $3.9 million at December 31, 1995. The Company completed an initial public offering of 3,220,000 shares of Common Stock on May 16, 1996 at $10.00 per share resulting in net proceeds to the Company of $28.9 million. Subsequent to the closing of this offering, the Company repaid $4.0 million in long-term obligations.

         In April 1996, the Company entered into a master lease agreement with Comdisco, Inc. which enables the Company to finance the purchase of new equipment, or sell and lease back certain existing equipment, up to an aggregate of $1.0 million. The lease term is 42 months from the date of funding, and the annual interest rate is 8.5%. As of December 31, 1996, $578,000 of new equipment was financed under this agreement.

         In April 1996, the Company borrowed $1.0 million pursuant to a Loan and Security Agreement with Comdisco, Inc. which was secured by all property and equipment of the Company. In June 1996, the Company repaid the outstanding principal balance of this loan with a portion of the proceeds of the initial public offering.

         During 1996, the Company invested $922,000 in capital expenditures primarily related to computers and office equipment. Of this amount $578,000 was purchased under the capital lease agreement with Comdisco. The Company expects that its capital expenditures will increase in 1997 due to increased investment in computers and technology and in 1998 due to anticipated expenditures for leasehold improvements associated with the relocation of the Company's Corporate headquarters.

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

New Accounting Pronouncements

        In March 1997, the Financial Accounting Standards Board issued SFAS
No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure". The Statements are both effective for periods ending after December 15, 1997. The Company has not yet determined the impact on its consolidated financial statements.

FACTORS AFFECTING OPERATING RESULTS

This report on Form 10-KSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth below.

HISTORY OF OPERATING LOSSES; UNCERTAIN PROFITABILITY. The Company has incurred net losses of $4.6 million, $9.3 million and $12.7 million for the years ended December 31, 1996, 1995 and 1994, respectively and at December 31, 1996 had an accumulated deficit of $22 million. The Company has not achieved consistent profitability on a quarterly basis and has not achieved annual profitability. The Company's prior operating history, consolidation and uncertainty in the healthcare industry, depencence on the emerging market for IDSs, dependence on Oacis as its principal product, long sales and installation cycles, and dependence upon key personnel and third parties, competition, and general economic and other factors make the prediction of future operating results difficult. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to achieve consistent revenue growth or achieve profitability on a quarterly or annual basis.

CONSOLIDATION AND UNCERTAINTY IN THE HEALTH CARE INDUSTRY, DEPENDENCE ON EMERGING MARKET FOR IDSS. Many health care providers are consolidating to create larger health care networks and IDSs with greater market concentration. The Company focuses its sales and marketing efforts primarily on IDSs, which are a relatively new type of organization and currently account for a small portion of the overall market for clinical information systems. The Company believes that consolidation and formation of IDSs will continue and may ultimately result in an increase in demand for open architecture clinical information systems such as the Company provides, and accordingly focuses its sales and marketing efforts on this market. However, the near term effect of such consolidation includes reducing the resources available for IDSs to invest in clinical information systems until such time as the rate of consolidation slows. Accordingly, the Company believes that the market for the Company's products may continue to develop slowly in the near term and that sales cycles will continue to be long. In addition, continued consolidation could erode the Company's existing customer base and reduce the size of the Company's target market. Additionally, the resulting enterprises could have greater bargaining power, which could lead to price erosion of the Company's systems and services. The reduction in the size of the Company's target market resulting from industry consolidation or delays in purchasing clinical information systems due to industry consolidation or the failure of the Company to maintain adequate price levels could have a material adverse effect on the Company's business, financial condition and results of operations. The health care industry also is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of health care industry participants. During the past several years, the United States health care industry has been subject to an increase in governmental regulation and reform proposals. These reforms may increase governmental involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company's customers. Health care industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's systems and services. The failure of the Company to maintain adequate price levels or sales as a result of legislative or market-driven reforms could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON OACIS; MARKET ACCEPTANCE; SYSTEM ENHANCEMENTS. Substantially all of the Company's revenues are currently derived from licenses of Oacis. Therefore, any significant reduction in licensing of Oacis could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success and financial performance depends in large part upon the Company's ability to provide the increasing system functionality required by its customers through the timely development and successful introduction of new applications and enhancements to Oacis. The Company has historically devoted significant resources to system enhancements and research and development and believes that significant continuing development efforts will be required to sustain the Company's operations. There can be no assurance that the Company will successfully develop, introduce, market and sell new system enhancements or applications, or that system enhancements or new applications developed by the Company will meet the requirements of health care providers and achieve market acceptance.

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

The time required to install the Company's systems can vary significantly depending on the needs and skill sets of its customers. Installation of an Oacis system typically requires nine to 18 months, depending on a number of factors including the size of the customer, the system licensed, the number of legacy systems to be interfaced, the degree of customization requested by the customer and the customer's installation schedule. This period may be longer if unforeseen technical, integration or other problems arise during the installation process, if the Company has insufficient trained installation personnel to handle several installations simultaneously or if a customer decides to delay the installation schedule. Due to this long installation cycle, the Company's future results of operations depend in large part on maintaining efficient and timely installation procedures, particularly since a typical system license and installation contract is relatively large compared to the Company's annual revenues. In addition, payments to the Company are dependent upon achievement of certain milestones the achievement of which is generally dependent upon the customer and other third-parties. If installation is delayed, then payments and revenue recognition will also be delayed. Any failure by the Company to install its clinical information systems on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

INTERNATIONAL SALES. The Company has licensed clinical information systems to customers located outside of the United States and expects to continue marketing its systems to foreign customers. In 1994 and 1995, revenues from international customers were immaterial, however, revenues from international customers accounted for approximately 4% of the total revenues in 1996. The Company anticipates that international revenues may account for a larger percentage of total revenues in future periods. The Company's operating results may be subject to the risks inherent in international transactions, including difficulties in staffing and managing foreign sales operations, changes in regulatory requirements, exchange rates, tariffs or other barriers, and other factors including dependence on third-party distributors and installers of the Company's products.

POTENTIAL VARIABILITY IN QUARTERLY OPERATING RESULTS. The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including the following: the Company's long sales cycle; demand for the Company's systems, applications and services, including variability in demand, orders for and shipment of hardware; the number, timing and significance of announcements and releases of system enhancements and new applications by the Company and its competitors; the termination of, or a reduction in, offerings of the Company's systems, applications and services; the loss of customers due to consolidation in the health care industry; delays in installations requested by customers or caused by other factors; the timing of revenue recognition; the amount of backlog at the beginning of any particular quarter; customer budgeting cycles and changes in customer budgets; investments by the Company in marketing, sales, research and development, and administrative personnel necessary to support the Company's anticipated operations; marketing and sales promotional activities; software defects and other system quality factors; and general economic conditions. In particular, the timing of revenue recognition can be affected by many factors, including the timing of customer installation of the Company's systems. As a result of the relatively large size of each customer contract, combined with the Company's method of revenue recognition, quarterly results are likely to be significantly affected by small changes in the number of customer contracts in process during a particular quarter. There can be no assurance that the Company will not experience delays in recognizing revenue in the future, particularly considering the complexity and large scale of installations of the Company's systems. In addition, since purchase of the Company's systems generally involves a significant commitment of capital, any downturn in any potential customer's business or the economy in general, including changes in the health care market, could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's operating expense levels are relatively fixed and, to a large degree, are based on anticipated revenues. If revenues are below expectations, net income is likely to be disproportionately affected. Further, it is likely that in some future quarter the Company's unit sales volume, revenue, backlog or operating results will be below the expectations of public market analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially adversely affected.

HIGHLY COMPETITIVE MARKET. Competition in the market for clinical information systems and services is intense and is expected to increase. The Company's competitors include other providers of health care information systems and services, and health care consulting firms. The Company's principal competitors include 3M Health Information Systems, Cerner Corporation, Epic Systems Corporation, HBO & Company, HealthVISION, Inc. and Shared Medical Systems Corporation. Furthermore, other major health care information companies not presently offering clinical information systems may enter the Company's markets. Increased competition could result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the health care industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

NEED TO MANAGE CHANGING OPERATIONS; DEPENDENCE UPON KEY PERSONNEL. The Company's anticipated future operations may place a strain on its management systems and resources. The Company expects that it will be required to continue to improve its financial and management controls, reporting systems and procedures, and will need to expand, train and manage its work force.
There can be no assurance that the Company will be able to effectively manage these tasks, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to hire a significant number of additional installation, research and development and sales personnel in 1997 and beyond. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. If the Company is unable to hire and retain such personnel, particularly those in key positions, the Company's business, financial condition and results of operations could be materially adversely affected. The Company's future success also depends in significant part upon the continued service of its executive officers and other key sales, marketing, development and installation employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, financial condition and results of operations.
Since acquisition of the Predecessor in May 1994, the Company has experienced turnover in certain key positions of the Company and high turnover in general. Additions of new and departures of existing personnel can be disruptive and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 7.          FINANCIAL STATEMENTS

Report of Independent Accountants

Consolidated Financial Statements:*

         Balance Sheets - December 31, 1996 and 1995

         Statements of Operations for the years ended December 31, 1996, 1995 and 1994

         Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

         Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

* Note: Consolidated Financial Statements for 1996 and 1995 represent the results of the Company whereas the consolidated financial statements for 1994 represent the combined results of the Company and the Predecessor.

(All other schedules are omitted because they are not applicable, not required or the information required to be set forth therein is included in the financial statements or in the notes thereto.)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Oacis Healthcare Holdings Corp.

         We have audited the accompanying consolidated balance sheets of Oacis Healthcare Holdings Corp. (the "Company") and its subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995 and for the period from May 14, 1994 through December 31, 1994. We have also audited the accompanying statements of operations, stockholders' equity and cash flows of Bell Atlantic Healthcare Systems, Inc. (a wholly-owned subsidiary of Bell Atlantic Systems Group, Inc.) for the period from January 1, 1994 through May 13, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of operations and cash flows of the Company and Bell Atlantic Healthcare Systems, Inc. for the periods described in the first paragraph above, in conformity with generally accepted accounting principles.




PRICE WATERHOUSE LLP
San Jose, California
January 10, 1997

                        OACIS HEALTHCARE HOLDINGS CORP.

                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)


                                                                                        December 31,
                                                                            ----------------------------------
                                                                               1996                    1995
                                                                               ----                    ----
                                             ASSETS
Current assets:
    Cash and cash equivalents . . . . .  . . . . . . . . . . . . . . . . .   $   4,307               $   3,900
    Short-term investments . . . . . . . . . . . . . . . . . . . . . . . .      18,834                       -
    Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . .       6,449                   5,105
    Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .         308                     327
                                                                             ---------               ---------
         Total current assets  . . . . . . . . . . . . . . . . . . . . . .      29,898                   9,332
Property and equipment, net  . . . . . . . . . . . . . . . . . . . . . . .       2,143                   2,296
Other assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         671                     250
                                                                             ---------               ---------
         Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . .   $  32,712               $  11,878
                                                                             =========               =========


                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     620               $   1,725
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,113                   2,652
    Unearned revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .       2,325                   3,251
                                                                             ---------               ---------
         Total current liabilities   . . . . . . . . . . . . . . . . . . .       6,058                   7,628
                                                                             ---------               ---------
Long-term obligations  . . . . . . . . . . . . . . . . . . . . . . . . . .         669                   3,000
                                                                             ---------               ---------

Commitments (Note 13)

Stockholders' equity:
    Preferred Stock, $0.01 par value; 5,000,000 shares
    authorized; none issued or outstanding;
    (1995 - 10,400,000 authorized: 10,067,000 issued and outstanding)               --                     100
    Common Stock, $0.01 par value, 30,000,000 shares
    authorized; 10,064,000, shares issued and outstanding
    (1995 - 1,732,000) . . . . . . . . . . . . . . . . . . . . . . . . . .         101                      17

    Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . .      47,905                  18,631
    Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . .     (21,871)                (17,298)
    Deferred stock compensation . . . . . . . . . . . .  . . . . . . . . .        (150)                   (200)
                                                                             ---------               ---------
    Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .      25,985                   1,250
                                                                             ---------               ---------
         Total liabilities and stockholders' equity  . . . . . . . . . . .   $  32,712               $  11,878
                                                                             =========               =========


The accompanying notes are an integral part of these consolidated financial statements.

                        OACIS HEALTHCARE HOLDINGS CORP.

                                      AND

                     BELL ATLANTIC HEALTHCARE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Amounts in thousands, except share data)


                                                                    The Company                       Predecessor
                                                   ---------------------------------------------      -----------
                                                                                       May 14           January 1
                                                      Year Ended December 31,          through           through
                                                   ----------------------------     December 31,         May 13,
                                                      1996              1995             1994              1994
                                                      ----              ----             ----              ----
                                                                                                   |
                                                                                                   |
Revenues:                                                                                          |
    Software licenses   . . . . . . . . . . . . .  $     7,887      $     3,388      $     1,371   |   $       938
    Installation and support services   . . . . .        6,626            5,825            2,551   |         1,312
    Third-party hardware and software   . . . . .        5,931            4,341            1,770   |         1,359
                                                   -----------      -----------      -----------   |   -----------
         Total revenues . . . . . . . . . . . . .       20,444           13,554            5,692   |         3,609
                                                   -----------      -----------      -----------   |   -----------
                                                                                                   |
Costs of revenues:                                                                                 |
    Software licenses   . . . . . . . . . . . . .          252              124               54   |            71
    Installation and support services   . . . . .        5,610            5,237            2,751   |         1,724
    Third-party hardware and software   . . . . .        4,519            3,759            1,687   |         1,592
                                                   -----------      -----------      -----------   |   -----------
         Total cost of revenues . . . . . . . . .       10,381            9,120            4,492   |         3,387
                                                   -----------      -----------      -----------   |   -----------
Gross profit  . . . . . . . . . . . . . . . . . .       10,063            4,434            1,200   |           222
                                                   -----------      -----------      -----------   |   -----------
Operating expenses:                                                                                |
    Sales and marketing   . . . . . . . . . . . .        5,614            4,874            1,605   |         1,196
    Research and development  . . . . . . . . . .        6,375            6,080            4,916   |         2,424
    General and administrative  . . . . . . . . .        3,491            2,681            2,418   |         1,238
                                                   -----------      -----------      -----------   |   -----------
         Total operating expenses . . . . . . . .       15,480           13,635            8,939   |         4,858
                                                   -----------      -----------      -----------   |   -----------
                                                                                                   |
Loss from operations  . . . . . . . . . . . . . .      (5,417)          (9,201)          (7,739)   |       (4,636)
                                                                                                   |
Interest income(expense), net   . . . . . . . . .          844            (123)            (235)   |         (102)
                                                   -----------      -----------      -----------   |   -----------
Net loss  . . . . . . . . . . . . . . . . . . . .  $   (4,573)      $   (9,324)      $   (7,974)   |   $   (4,738)
                                                   ===========      ===========      ===========   |   ===========

Pro forma:
Net loss per common and common
    equivalent share  . . . . . . . . . . . . . .  $    (0.48)      $    (1.22)
                                                   ===========      ===========
Weighted average number of common
    and common equivalent shares  . . . . . . . .    9,431,277        7,667,243
                                                   ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        OACIS HEALTHCARE HOLDINGS CORP.

                                      AND

                     BELL ATLANTIC HEALTHCARE SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (Amounts in thousands, except share data)



                                     Preferred Stock         Common Stock     Additional              Deferred       Total
                                     ---------------         ------------       Paid-in   Accumulated   Stock    Stockholders'
                                     Shares    Amount    Shares      Amount     Capital     Deficit  Compensation   Equity
                                     ------    ------    ------      ------     -------     -------  ------------   ------
Balance at December 31, 1993  .                                   1             $ 41,343   $ (40,268)               $  1,075
Capital contribution  . . . . .                                                    9,990                               9,990
Net loss  . . . . . . . . . . .                                                               (4,738)                (4,738)
                                                         ---------   -----      --------   ---------                -------
Balance at May 13, 1994 . . . .                                   1             $ 51,333   $ (45,006)               $  6,327
                                                         ==========  ======     ========   =========                ========

----------------------------------------------------------------------------------------------------------------------------

Issuance of Series A
     Preferred Stock, net   . .      2,950,000   $   29                         $  5,222                            $  5,251
Issuance of Common Stock, net .                           1,327,000   $  13          570                                 583
Net loss  . . . . . . . . . . .                                                            $  (7,974)                (7,974)
                                    ----------   ------  ---------   -----      --------   ---------                -------
Balance at December 31, 1994  .      2,950,000       29   1,327,000      13        5,792      (7,974)                (2,140)

Issuance of Series A
     Preferred Stock, net . . .        838,000        8                            1,499                               1,507
Issuance of Series B
     Preferred Stock, net . . .      6,229,000       62                           10,875                              10,937
Issuance of Common  Stock, net                              377,000       3          167                                 170
Exercise of stock options . . .         50,000        1      28,000       1           98                                 100
Deferred stock compensation . .                                                      200                $(200)            -
Net loss  . . . . . . . . . . .                                                               (9,324)                (9,324)
                                    ----------   ------  ---------   -----      --------   ---------    -----       -------
Balance at December 31, 1995  .     10,067,000      100   1,732,000      17       18,631     (17,298)    (200)        1,250
                                    ----------   ------  ---------   -----      --------   ---------    -----       -------
Conversion of Series A Preferred
     Stock to Common Stock. . .    (3,838,000)      (38)  1,919,000      19           19                                 --
Conversion of Series B Preferred
     Stock to Common Stock. . .    (6,229,000)      (62)  3,115,000      31           31                                 --
Issuance of Common Stock, net .                           3,220,000      32       28,865                             28,897
Net loss  . . . . . . . . . . .                                                               (4,573)                (4,573)
Common Stock issued for services                              5,000
Exercise of stock options . . .                              28,000       1           12                                 13
Employee Stock Purchase Plan  .                              45,000       1          347                                348
Amortization of deferred
     stock compensation . . . .                                                                             50           50
                                    ----------   ------  ---------   -----      --------   ---------    -----       -------
Balance at December 31, 1996  .             --   $   --  10,064,000   $ 101     $ 47,905   $ (21,871)   $ (150)     $25,985
                                    ==========   ======  =========   =====      ========   =========    =====       =======

The accompanying notes are an integral part of these consolidated financial statements.

                        OACIS HEALTHCARE HOLDINGS CORP.

                                      AND

                     BELL ATLANTIC HEALTHCARE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)



                                                                    The Company                      Predecessor
                                                   --------------------------------------------      -----------
                                                                                       May 14          January 1
                                                      Year Ended December 31,          through          through
                                                   ----------------------------     December 31,        May 13,
                                                      1996              1995             1994             1994
                                                      ----              ----             ----             ----

Cash flows from operating activities:
Net loss  . . . . . . . . . . . . . . . . .        $    (4,573)      $   (9,324)      $   (7,974)      $   (4,738)
Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization   . . . .              1,164            1,535            1,174              514
    Stock compensation expense  . . . . . .                 50               --               --               --
    Acquired in-process research
       and development  . . . . . . . . . .                700               --            1,399               --
Changes in assets and liabilities:
    Accounts receivable, net  . . . . . . .             (1,344)          (1,129)           1,563            1,149
    Other assets  . . . . . . . . . . . . .                 15             (209)              46              112
    Accounts payable  . . . . . . . . . . .             (1,105)             515              690              176
    Accrued expenses  . . . . . . . . . . .                (92)           1,060              578             (703)
    Unearned revenues   . . . . . . . . . .               (926)           1,265             (286)             881
    Other liabilities   . . . . . . . . . .                 --               --               --             (629)
                                                   -----------      -----------      -----------      -----------
Net cash used in operating activities . . .             (6,111)          (6,287)          (2,810)          (3,238)
                                                   -----------      -----------      -----------      -----------

Cash flows from investing activities:
    Purchase of property and equipment  . .               (344)            (718)            (325)            (116)
    Purchase of short-term investments  . .            (22,769)              --               --               --
    Sale of short-term investments  . . . .              3,935               --               --               --
    Capitalized software development costs                (506)            (275)              --               --
    Acquisition of Bell Atlantic Healthcare
    Systems, Inc., net of cash acquired   .                 --               --           (2,498)              --
                                                   -----------      -----------      -----------      -----------
Net cash used in investing activities . . .            (19,684)            (993)          (2,823)            (116)
                                                   -----------      -----------      -----------      -----------

Cash flows from financing activities:
Net proceeds from Common Stock
    issuance  . . . . . . . . . . . . . . .             28,897              170              583               --
Net proceeds from Preferred Stock
    issuance  . . . . . . . . . . . . . . .                 --           12,444            5,251               --
Proceeds from employee stock purchase plan                 348               --               --               --
Proceeds from options exercises . . . . . .                 13              100               --               --
Principal payment on note payable . . . . .             (4,000)          (1,735)              --               --
Payments under capital leases . . . . . . .                (56)              --               --               --
Proceeds from notes payable . . . . . . . .              1,000               --               --               --
Proceeds from borrowings from affiliate . .                 --               --               --           (6,636)
Capital contributions from parent . . . . .                 --               --               --            9,990
                                                   -----------      -----------      -----------      -----------
Net cash provided by financing
    activities  . . . . . . . . . . . . . .             26,202           10,979            5,834            3,354
                                                   -----------      -----------      -----------      -----------
Increase in cash and cash equivalents . . .                407            3,699              201               --
Cash and cash equivalents,
    beginning of period   . . . . . . . . .              3,900              201               --                2
                                                   -----------      -----------      -----------      -----------
Cash and cash equivalents,
    end of period   . . . . . . . . . . . .        $     4,307      $     3,900      $       201      $         2
                                                   ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        OACIS HEALTHCARE HOLDINGS CORP.

                                      AND

                     BELL ATLANTIC HEALTHCARE SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Amounts in thousands, except share data)


1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Oacis Healthcare Holding Corp. (the Company) was incorporated in Delaware on April 18,1994. On May 14, 1994, the Company acquired 100% of the outstanding common stock of Bell Atlantic Healthcare Systems, Inc. (a wholly-owned subsidiary of Bell Atlantic Systems Group, Inc.) and renamed it Oacis Healthcare Systems, Inc. (Oacis). Prior to the acquisition of Oacis, the Company had no substantive operations. Through Oacis, the Company develops, markets, licenses, installs and supports clinical information systems primarily for major medical centers, hospitals and integrated healthcare networks.

         The Oacis acquisition was accounted for as a purchase with the purchase price consisting of $2,710 in cash (including direct acquisition costs), issuance of a $4,500 promissory note and issuance of warrants to purchase 293,211 shares of the Company's Common Stock with an exercise price of $0.44 per share. At the acquisition date, the warrants were considered to have nominal fair value. The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the acquisition date. Approximately $1,399 of the purchase price was allocated to in-process research and development. Because such in-process technology had not reached the stage of technological feasibility and had no alternative future use, the amount was immediately charged to operations.

         The accompanying financial statements present the consolidated accounts of the Company and Oacis for the years ended December 31, 1996, 1995 and the period from May 14, 1994 to December 31, 1994, after elimination of all intercompany accounts and transactions, and the accounts of Bell Atlantic Healthcare Systems, Inc. (the "Predecessor") for the period from January 1, 1994 to May 13, 1994. The accompanying financial statements reflect the historical cost bases under the periods of different ownership and the segregation of operating activities for such periods. See Note 14 -- Related Party Transactions.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION

         The Company's revenues consist of license fees for the perpetual use of its software, installation revenues associated with installing and configuring the software to meet specific customer needs, revenues from the sale of third-party hardware and software, and ongoing support services.

         Revenues from contracts where Oacis is actively involved in the installation of the system, which are primarily in the United States and Canada, are recognized for software license fees and installation services under the percentage of completion method using labor hours incurred as a measure of progress toward completion. Revenues recognized in advance of achieving billing milestones are recorded as unbilled accounts receivable and collections resulting from billing milestones achieved in advance of recognizing revenues are recorded as unearned revenues on the consolidated balance sheet. Provisions for contract adjustments and losses are recorded in the period such items are identified.

         Software license revenues from contracts where Oacis is not actively involved in the installation of the system, primarily international contracts, are typically recognized as contract amounts become due and payable on

                        OACIS HEALTHCARE HOLDINGS CORP.

                                      AND

                     BELL ATLANTIC HEALTHCARE SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Amounts in thousands, except share data)


a milestone basis.

         The Company also recognizes revenues from support fees and sales of third-party hardware and software. Support agreements generally cover a one year period and the associated revenues are recognized ratably over the period of the support agreement. Third-party hardware and software revenues are recognized upon delivery of the related hardware and software.

         CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents and those with maturities greater than three months are considered short-term investments.

         The Company has classified all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". At December 31, 1996, the estimated fair value of the investments approximated cost, and the amounts of gross unrealized gains and losses were not significant.

         UNBILLED ACCOUNTS RECEIVABLE

         Unbilled accounts receivable represent the amount of licensing and installation fees for delivered products and services recognized as revenue under the percentage-of-completion method but not yet billed to the customer. Unbilled accounts receivable are billable and collectible by the Company within one year in accordance with contract provisions.

         PROPERTY AND EQUIPMENT

         Property, equipment and leasehold improvements are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets which range from three to four years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the remaining economic life or the lease term. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

         SOFTWARE DEVELOPMENT COSTS

         Software development costs not qualifying for capitalization are expensed as research and development costs. Capitalized costs are amortized on a product-by-product basis in accordance with SFAS No. 86. The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records a write-down to net realizable value for any products for which the net book value is in excess of net realizable value in the future.

The Company capitalized $506 and $275 of software development costs in 1996 and 1995, respectively. No software development costs were capitalized in 1994. Capitalized software development costs arise from the development of certain components of the Oacis Healthcare Network and are being amortized on a straight-line basis over the estimated future life of these products. During the year ended December 31, 1996, 1995 and the period from January 1, 1994 through May 13, 1994, amortization of software development costs totaled $89, $25 and $36, respectively.

                        OACIS HEALTHCARE HOLDINGS CORP.

                                      AND

                     BELL ATLANTIC HEALTHCARE SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Amounts in thousands, except share data)


         INCOME TAXES

         The provision for income taxes is calculated in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current period. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences between the carrying amount and tax bases of assets, liabilities and tax carryforwards. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

         For the period from January 1, 1994 through May 13,1994, Bell Atlantic Healthcare Systems, Inc. was included in the federal consolidated tax returns of Bell Atlantic Systems Group, Inc. and was allocated income tax benefits under an intercompany tax sharing arrangement. The tax provision for these periods have been computed on a separate return method in accordance with SFAS No. 109 and the differences between such provisions and the amounts allocated have been reflected as capital contributions.

         PRO FORMA NET LOSS PER SHARE

         Pro forma net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of stock options and warrants (using the treasury stock method), are excluded from the computation if their effect is anti-dilutive.

         Prior to May 17, 1996, the effective date of the Company's initial public offering, common equivalent shares consisting of Preferred Stock (using the if-converted method), and stock options and warrants (using the treasury stock method) are anti-dilutive and excluded from the weighted average share computation, except that pursuant to a Securities and Exchange Commission Staff Accounting Bulletin, shares of Common Stock and common stock equivalents issued within 12 months prior to the Company's initial public offering have been included in the computation as if they were outstanding for each period presented.

         Net loss per share for periods prior to December 31, 1995, have not been presented since such amounts are not deemed meaningful due to the change in ownership of Oacis on May 13, 1994, and the significant change in the Company's capital structure that occurred in connection with the initial public offering.

         CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of bank deposits, short-term investments and accounts receivable. The Company places its cash and cash equivalents and short-term investments primarily in checking and money market accounts, certificates of deposits, United States treasury bills and high grade corporate instruments. The Company's accounts receivable are derived from revenues earned from customers located primarily in the United States and Canada. The Company performs ongoing evaluations of its customers' financial condition and maintains an allowance for doubtful accounts based upon the expected collectibility.

         During 1996, two customers accounted for 17% and 11%, respectively, of the Company's revenue and at December 31, 1996, these customers accounted for 5% and 7%, respectively, of total receivables. One additional

                        OACIS HEALTHCARE HOLDINGS CORP.

                                      AND

                     BELL ATLANTIC HEALTHCARE SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Amounts in thousands, except share data)


customer accounted for 10% of total receivables at December 31, 1996.

         STOCK BASED COMPENSATION

         In October 1995, the Financial Accounting Standards Board issued
SFAS No. 123 "Accounting for Stock Based Compensation" which establishes a fair value based method of accounting for stock-based compensation, also permits an election to continue following the accounting requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees," with disclosures of pro forma net income and net income per share under the new method. The Company has elected to continue accounting for stock-based compensation in accordance with APB No. 25 and has included the disclosure provisions of SFAS No. 123 in the footnotes to the consolidated financial statements.

         USE OF ESTIMATES

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses. Significant estimates used in the preparation of these financial statements include those relating to the percentage-of-completion of installations in process which determine revenue recognition during the reporting period as well as estimates relating to the capitalization and related amortization of software development costs. The estimate of a product's useful life and its net realizable value may be affected by increased competitive pressures and developing technologies. These factors could result in a significant reduction in the amount of capitalized software development costs in the future.

         NEW ACCOUNTING PRONOUNCEMENTS

         In March 1997, the Financial Accounting Standards Board issued
SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure". The Statements are both effective for periods ending after December 15, 1997. The Company has not yet determined the impact on its consolidated financial statements.

         RECLASSIFICATION

         Certain balance sheet items have been reclassified to conform with current year presentation.

                        OACIS HEALTHCARE HOLDINGS CORP.

                                      AND

                     BELL ATLANTIC HEALTHCARE SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Amounts in thousands, except share data)


3.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash paid for interest for the years ended December 31, 1996 and 1995 was $149 and $253, respectively. There was no cash interest paid in 1994.

         NONCASH FINANCING ACTIVITIES

         Equipment purchased under capital lease obligations for the year ended December 31, 1996 was $578.

         During 1994, in conjunction with the Oacis acquisition, assets acquired and liabilities assumed were as follows:

         Fair value of assets acquired:
                 Tangible assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   9,642
                 In-process research and development  . . . . . . . . . . . . . . . . . .         1,399
                 Cash paid from common stock and acquisition costs  . . . . . . . . . . .        (2,710)
                 Promissory note issued from common stock . . . . . . . . . . . . . . . .        (4,500)
                                                                                              --------
                          Liabilities assumed . . . . . . . . . . . . . . . . . . . . . .     $   3,831
                                                                                              =========

         During 1994, $235 of accrued interest on the note payable to Bell Atlantic Systems Group, Inc. was converted into note principal.


4.    ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                                                         December 31,
                                                                                     ---------------------
                                                                                       1996         1995
                                                                                       ----         ----
    Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  4,288     $  4,035
    Unbilled accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .         2,694        1,692
                                                                                     --------     --------
                                                                                        6,982        5,727
    Less:  Allowance for doubtful accounts  . . . . . . . . . . . . . . . . . .          (533)        (622)
                                                                                     --------     --------
                                                                                     $  6,449     $  5,105
                                                                                     ========     ========

                        OACIS HEALTHCARE HOLDINGS CORP.

                                      AND

                     BELL ATLANTIC HEALTHCARE SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Amounts in thousands, except share data)


5.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                          December 31,
                                                                                     ---------------------
                                                                                       1996         1995
                                                                                       ----         ----
    Computer and office equipment   . . . . . . . . . . . . . . . . . . . . . .      $ 4,583      $  3,727
    Equipment and fixtures  . . . . . . . . . . . . . . . . . . . . . . . . . .          752           686
    Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . . . .          568           568
                                                                                     -------      --------
                                                                                       5,903         4,981
    Accumulated depreciation and amortization   . . . . . . . . . . . . . . . .       (3,760)       (2,685)
                                                                                     -------      --------
                                                                                     $ 2,143      $  2,296
                                                                                     =======      ========

         Included in property and equipment at December 31, 1996 is $578 of computer and office equipment acquired under capital leases. Depreciation expense for the year ended December 31, 1996, 1995, and 1994 was $1,075, $1,510 and $1,174, respectively including $62 of amortization of capital leases in 1996.

6.    ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                                          December 31,
                                                                                     ---------------------
                                                                                       1996         1995
                                                                                       ----         ----
    Compensation and benefits   . . . . . . . . . . . . . . . . . . . . . . . .      $ 1,306      $  1,086
    Hardware and other contract-related   . . . . . . . . . . . . . . . . . . .          898           922
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          909           644
                                                                                     -------      --------
                                                                                     $ 3,113      $  2,652
                                                                                     =======      ========


7.    LONG-TERM OBLIGATIONS

         TECHNOLOGY LICENSE

         In February 1996, the Company licensed technology from an independent party that was incorporated into the Enterprise Member/Patient Index (EMPI), a component of the Oacis Healthcare Network. Because the technology had not yet reached technological feasibility at the date of license, and had no alternative future use, the $700 license fee was charged to research and development expense.

         The license fee is payable without interest at varying amounts through June 1998, based upon the volume of Oacis contracts that include the EMPI product. Payment obligations through August 1997 total $400 and are included in accrued expenses. An additional $300 is due between September 1997 and August 1998 which is included in long-term obligations.

                        OACIS HEALTHCARE HOLDINGS CORP.

                                      AND

                     BELL ATLANTIC HEALTHCARE SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Amounts in thousands, except share data)


         NOTE PAYABLE

         In connection with the Oacis acquisition, the Company issued a $4,500 note payable to Bell Atlantic Systems Group, Inc. Interest on the note was at 8% per annum payable quarterly and was secured by the Common Stock of Oacis. At the completion of the Company's initial public offering in May, 1996, the note was repaid.

8.    INCOME TAXES

         No provision for income taxes has been recorded for any of the periods presented since the Company and its Predecessor incurred net operating losses for tax purposes.

                                                                             December 31,
                                                                        --------------------
                                                                           1996        1995
                                                                           ----        ----
Deferred tax assets are comprised of the following:
    Net operating loss carryforwards  . . . . . . . . . . . . . .       $   8,300    $ 6,400
    Tax credit carryforwards  . . . . . . . . . . . . . . . . . .             620        200
    Non-deductible accruals   . . . . . . . . . . . . . . . . . .           1,490        830
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . . .             240        110
                                                                        ---------    -------
                                                                           10,650      7,540
    Deferred tax valuation allowance  . . . . . . . . . . . . . .         (10,650)    (7,540)
                                                                        ---------    -------
                                                                        $      --    $    --
                                                                        =========    =======

         Based on a number of factors including the lack of a history of profits and the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, management believes that there is sufficient uncertainty regarding the realizability of deferred tax assets such that a full valuation allowance has been provided.

         At December 31, 1996, the Company had federal and California net operating loss carryforwards of approximately $21,000 and $8,000, respectively, which expire in varying amounts through 2011 and 2001, respectively. The difference between the federal and California net operating loss carryforwards results primarily from apportionment and a 50 percent limitation on the California loss carryforward amounts.

At December 31, 1996, federal net operating loss carryforwards and net deferred tax assets include pre-acquisition net operating loss carryforwards of $3,200, which expire in varying amounts through 2002. Under the Tax Reform Act of 1986, the benefit from net operating loss carryforwards are restricted by cumulative ownership changes of 50 percent or more over a three-year period, as defined. Due to cumulative changes in the Company's ownership, utilization of the Company's pre-acquisition net operating loss carryforwards are subject to annual limitation of approximately $400 a year. In addition, due to cumulative changes in the Company's stock ownership from May 14, 1994 to the issuance of Series B Preferred Stock in May 1995, approximately $9,340 of federal post-acquisition operating losses and $2,141, of California post-acquisition operating losses may also be subject to annual limitation.

                        OACIS HEALTHCARE HOLDINGS CORP.

                                      AND

                     BELL ATLANTIC HEALTHCARE SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Amounts in thousands, except share data)


9.    STOCKHOLDERS' EQUITY

         In May 1996, the Company completed its initial public offering of 3,220,000 shares of its Common Stock at a per share price of $10.00. At December 31, 1995, the Company's capitalization included 10,067,000 shares of Series A and B Convertible Preferred Stock and 1,732,000 shares of Common Stock. The Series A and B Convertible Preferred Stock automatically converted
- at a ratio of 2 to 1 - into newly issued shares of Common Stock upon closing of the Company's initial public offering.

10.    COMMON STOCK WARRANTS

         In connection with the Oacis acquisition, the Company issued warrants to purchase 293,211 shares of Common Stock. The warrants are exercisable at a price of $0.44 per share and expire on May 13, 2000. At the date of acquisition, the exercise price of the warrants approximated the fair market value of the underlying equity instruments. In April 1996, the Company issued warrants to purchase 19,133 shares of Common Stock at $7.84 per share in connection with a capital lease arrangement and a secured loan agreement. The exercise price of these warrants, which expire in May 1998, approximated their fair value at the date of issuance.

11.    STOCK COMPENSATION PLANS

In 1996, the Company adopted the 1996 stock option plan (the "1996 Plan") which provides for the grant of incentive stock options to employees and nonstatutory stock options and stock purchase rights to employees and consultants. A total of 850,000 shares of Common Stock have been reserved for issuance under the 1996 Plan, 432,750 of which are available for grant at December 31, 1996. The Company has also issued incentive stock options under prior option plans referred to as the 1995 Plan and 1994 Plan. There are no shares available for grant under either the 1995 Plan or 1994 Plan. The exercise price of options granted under all of these Stock Compensation Plans is determined by the Board of Directors and is generally not less than the fair market value of the stock at the date of the grant. Options granted under these plans are exerciseable for periods not exceeding 10 years from the date of grant. Options granted under the 1995 Plan have an acceleration feature in the event of the sale of the Company.

The Company's Director Stock Option Plan (the "Director Plan") provides each nonemployee director with an option to purchase 10,000 shares of common stock. In addition, on the first day following each annual meeting of stockholders, each re-elected nonemployee director who has served as a Director for at least six months will receive an option to purchase 2,500 shares of Common Stock. The exercise price of all options granted under the Director Plan will be the fair market value of the Company's Common Stock on the date of grant. Options granted under the Director Plan vest monthly over twelve months from the date of grant. A total of 200,000 shares of Common Stock have been reserved for issuance under the Director Plan, 150,000 of which are available for grant at December 31, 1996.

                        OACIS HEALTHCARE HOLDINGS CORP.

                                      AND

                     BELL ATLANTIC HEALTHCARE SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Amounts in thousands, except share data)


The Company's employee stock purchase plan (the "Purchase Plan") permits eligible employees to purchase Common Stock through payroll deductions of up to 15% of an employee's compensation, up to a maximum of $21,250 for all purchases ending within the same calendar year. The price at which Common Stock will be purchased under the Purchase Plan is equal to 85% of the fair market value of the Common Stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever is lower. A total of 250,000 shares of Common Stock have been reserved for issuance under the Purchase Plan, 204,676 of which are available for purchase at December 31, 1996.

         During 1995, the Company recorded $200 of deferred stock compensation expense for the excess of the deemed fair market value over the exercise price at the date of grant related to certain options granted in 1995. The compensation expense is being recognized over the option vesting period of four years. During 1996, the Company recognized $50 compensation expense related to deferred stock compensation.

         During 1994, the Board of Directors granted non-qualified stock options to purchase 58,600 shares of Preferred Stock and 26,340 shares of Common Stock to certain members of the Company's management. During 1995, 46,880 and 21,072 options to purchase Preferred Stock and Common Stock, respectively, were exercised. The remaining unexercised options expired during 1995.

      Stock option transactions under the 1994 Plan, the 1995 Plan, the 1996 Plan and the Director's Plan for the year ended December 31, 1996, 1995 and the period from May 14, 1994 through December 31, 1994 are summarized below:

                                                                                                Weighted
                                                                          Exercise         Average Exercise
                                                         Shares             Price                Price
                                                         ------             -----                -----
      Granted                                            348,185        $0.44                   $0.44
                                                         -------        -------                 -----
    Outstanding at December 31, 1994                     348,185        0.44                     0.44
      Granted                                            875,384        0.44 - 1.50              0.62
      Exercised                                           (4,587)       0.44                     0.44
      Canceled                                           (25,462)       0.44 - 1.50              0.57
                                                        --------        -------------            ----
    Outstanding at December 31, 1995                   1,193,520        0.44 - 1.50              0.57
      Granted                                            650,775        2.50 - 15.00             7.58
      Exercised                                          (27,946)       0.44                     0.44
      Canceled                                          (149,643)       0.44 - 6.70              1.38
                                                       ---------        -----------              ----
    Outstanding at December 31, 1996                   1,666,706        $0.44 - 15.00            3.31

    Options exercisable at December 31, 1996             648,992        $0.44 - 15.00           $1.58

                        OACIS HEALTHCARE HOLDINGS CORP.

                                      AND

                     BELL ATLANTIC HEALTHCARE SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Amounts in thousands, except share data)


The following tables summarize information about stock options outstanding at December 31, 1996:

                    Options Outstanding at December 31, 1996

                                                                      Weighted
                                                                  Average Remaining       Weighted Average
          Range of Exercise Prices        Number Outstanding      Contractual Life         Exercise Price
          ------------------------        ------------------      ----------------         --------------
            $  0.44 -   $0.44                   898,457                 8.5                   $ 0.44
               1.50 -   2 .50                   150,907                 9.0                     1.58
               6.00 -   10.00                   568,092                 9.4                     7.36
              10.01 -   15.00                    49,250                 9.5                    14.09
                                              ---------
                                              1,666,706
                                              =========

                    Options Exercisable at December 31, 1996

                                                                  Weighted Average
          Range of Exercise Prices        Number Exercisable       Exercise Price
          ------------------------        ------------------       --------------
            $  0.44 -   $0.44                   511,723              $ 0.44
               1.50 -   2 .50                    48,525                1.76
               6.00 -   10.00                    83,361                7.64
              10.01 -   15.00                     5,383               13.92
                                               --------
                                                648,992
                                               ========

         Had compensation cost for the Company's 1996 Plan, 1995 Plan and 1994 Plan been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the net loss and pro forma net loss per share would have been as follows:

                                               December 31, 1996         December 31, 1995
                                               -----------------         -----------------
Net Loss
         As reported                              $   4,573                  $  9,324
         Pro Forma                                $   5,095                  $  9,341
Pro Forma Net Loss Per Share
         As reported                              $    0.48                  $   1.22
         Pro forma                                $    0.54                  $   1.22

        The Company calculated the fair value of each option grant on the date of grant using the Black Scholes binomial pricing method with the following assumptions: dividend yield at 0%; weighted average expected option term of 4 years; risk free interest rate of 5.25% to 6.6% and 5.63% to 6.77% for the year ended December 31, 1996 and 1995, respectively. The Company also assumed a volatility factor of approximately 40% for the period subsequent to May 17, 1996, the date of its initial public offering. The weighted average fair value of options, granted during 1996 and 1995 was $7.58 and $0.62, respectively. Additionally, the fair value of the shares granted under the Purchase Plan is considered to have an immaterial impact on the calculation.

                        OACIS HEALTHCARE HOLDINGS CORP.

                                      AND

                     BELL ATLANTIC HEALTHCARE SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Amounts in thousands, except share data)


12.    EMPLOYEE BENEFIT PLANS

         On May 14, 1994, the Company adopted the Oacis Healthcare Systems, Inc. 401(k) Plan (the "401 (k) Plan") covering all eligible employees. Under the 401 (k) Plan provisions, participants may elect to contribute up to 15 percent of their salary, subject to statutorily prescribed annual limits, on a tax deferred basis. The 401 (k) Plan permits, but does not require, employer matching and profit sharing contributions. All administrative expenses of the 401 (k) Plan are paid by the Company. During 1996, the Company contributed $46 to the 401 (k) Plan.


13.    COMMITMENTS

         The Company leases its office facilities under noncancelable operating lease agreements which expire in February 1998 and certain computer and office equipment under capital leases which expire through July 2000. Future minimum payments under noncancelable operating leases and capital leases as of December 31, 1996 are as follows:

                                                                            Operating         Capital
                                                                              Leases           Leases
                                                                              ------           ------
           1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  1,008         $    190
           1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .           193              190
           1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --              186
           2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --               27
                                                                             --------         --------
           Total Minimum Lease Payments . . . . . . . . . . . . . . . .      $  1,201              593
                                                                             ========
           Less amount representing interest  . . . . . . . . . . . . .                            (71)
           Amount due within one year . . . . . . . . . . . . . . . . .                           (153)
                                                                                              --------
           Present value of future minimum lease payments,
              less amounts due within one year  . . . . . . . . . . . .                       $    369
                                                                                              ========

         Rent expense under noncancelable operating leases totaled $1,096 and $1,133 for the year ended December 31, 1996 and 1995, $687 for the period from May 14, 1994 through December 31, 1994, and $378 for the period from January 1, 1994 through May 14, 1994. In March 1997, the Company entered into a lease in anticipation of the relocation of its corporate headquarters. Rent under this lease is expected to commence in early 1998 when the facility is ready for occupancy.

14.    RELATED PARTY TRANSACTIONS

         During the period from January 1, 1994 through May 13, 1994, Bell Atlantic Systems Group, Inc. provided a working capital line of credit to Bell Atlantic Healthcare Systems, Inc. and charged interest of $102.

         During the period from January 1, 1994 through May 13, 1994, capital contributions totaled $9,990 from Bell Atlantic Systems Group, Inc., including $9,158 for working capital and $832 for intercompany tax benefits.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         NOT APPLICABLE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information concerning the directors and executive officers of the Company is incorporated by reference to the sections entitled "Proposal No. 1:
Election of Directors - Nominees" and "Management - Executive Officers" contained in the Company's definitive proxy statement with respect to the Company's 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this form 10-KSB (the "Proxy Statement"). Information concerning compliance with Section 16(a) of the Exchange Act of 1934 is incorporated by reference to the section entitled "Compliance with Section 16(a) of the Exchange Act" contained in the Company's Proxy Statement.


ITEM 10.         EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated by reference to the sections entitled "Proposal No. 1: Election of Directors - Director Compensation," "Management - Summary Compensation Table," "Management
- Option Grants in Last Fiscal Year," "Management - Aggregated Option Exercises in Last Fiscal year and Fiscal Year-End Option Values" and "Management - Employment Agreement" contained in the Company's Proxy Statement.


ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Information Concerning Solicitation and Voting - Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement.


ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated by reference to the section entitled "Certain Transactions" contained in the Company's Proxy Statement.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits:
                          3.1*    Certificate of Incorporation of Registrant
                          3.2x    Bylaws of Registrant.
                          4.1+    Form of Common Stock certificate.
                          10.1+   1996 Stock Plan and form of agreement
                                  thereunder.
                          10.2+   1996 Director Option Plan and form of
                                  option agreement thereunder.
                          10.3+   1996 Employee Stock Purchase Plan and form of
                                  subscription agreement thereunder.
                          10.4+   Form of Indemnification Agreement entered
                                  into between Registrant and its directors and executive officers.
                          10.5+   Restated Stockholders Agreement dated as of
                                  April 8, 1996 between the Registrant and certain stockholders.

                          10.6+   Lease dated August 30, 1990 for facilities
                                  located at 100 Drake's Landing Road,
                                  Greenbrae, California, together with related
                                  expansion and extension agreements and work
                                  agreements.
                          10.7+   Lease dated July 10, 1992 for facilities
                                  located in Atlanta, Georgia, together with
                                  an addendum thereto dated March 29, 1993.
                          10.8+   Employment Agreement dated May 17, 1995
                                  between Jim McCord and Oacis Healthcare
                                  Systems, Inc., a wholly-owned subsidiary of
                                  the Registrant ("Subsidiary").
                          10.9+   Master Lease Agreement and Equipment Schedule
                                  VL-1, each dated as of March 1, 1996, between
                                  Comdisco, Inc. and Subsidiary.
                          10.11+  Standard form of Software License Agreement
                                  for the Oacis System.
                          10.12   Lease dated March 19, 1997 for Facility
                                  located at 1101 5th Avenue, San Rafael,
                                  Marin County, California
                          11.1    Computation of Pro Forma Net Loss Per Share.
                          21.1+   Subsidiaries of the Registrant.
                          23.1    Consent of Independent Accountants
                          24.1    Power of Attorney (see page 45)
                          27.0    Financial Data Schedule.

* Incorporated by reference to Exhibit 3.2 previously filed with the Company's Registration Statement on Form SB-2 (No. 333-02804-LA)
x Incorporated by reference to Exhibit 3.3 previously filed with the Company's Registration Statement on Form SB-2 (No. 333-02804-LA)
+ Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form SB-2 (No. 333-02804-LA)

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the three months ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Greenbrae, California, on March 30, 1997.


                                        OACIS HEALTHCARE HOLDINGS CORP.

                                        By: /s/ Stephen Ghiglieri
                                        ---------------------------------
                                        Stephen Ghiglieri, Vice President of
                                        Finance and Administration, Chief
                                        Financial Officer and Secretary

                               POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jim McCord and Stephen Ghiglieri, and each of them acting individually, as his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                Signature                                          Title                                   Date
                ---------                                          -----                                   ----

/s/ Jim McCord                          Chairman of the Board and Chief Executive Officer            March 30, 1997
-------------------------------------   (Principal Executive Officer)
Jim McCord

/s/ John Kingery                        President, Chief Operating Officer and Director              March 30, 1997
-------------------------------------
John Kingery

/s/ Stephen Ghiglieri                   Vice President of Finance and Administration, Chief          March 30, 1997
-------------------------------------   Financial Officer and Secretary (Principal Financial
Stephen Ghiglieri                       and Accounting Officer)
                                        Director


/s/ Alan W. Crites                      Director                                                     March 30, 1997
-------------------------------------
Alan W. Crites

/s/ David Dominik                       Director                                                     March 30, 1997
-------------------------------------
David Dominik

/s/ Fred Goad                           Director                                                     March 30, 1997
-------------------------------------
Fred Goad

/s/ Dennis Sisco                        Director                                                     March 30, 1997
-------------------------------------
Dennis Sisco

/s/ William H. Younger, Jr.             Director                                                     March 30, 1997
-------------------------------------
William H. Younger, Jr.