Form 10-Q
period 1997-03-31
OACIS HEALTHCARE HOLDINGS CORP
filed 1997-05-15
CIK 1011671

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

                                       or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to________.

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

                                     Yes /x/   No / /

At April 15, 1997, there were 10,070,279 shares or the Registrant's Common Stock outstanding.

                         OACIS HEALTHCARE HOLDINGS CORP.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                    PAGE NO.
                                                                    --------
PART I   FINANCIAL INFORMATION

Item 1.       Financial Statements
              Consolidated Balance Sheet as of March 31, 1997           3
              (unaudited) and December 31, 1996
              Consolidated Statement of Operations (unaudited)          4
              for the three months ended March 31, 1997 and 1996
              Consolidated Statement of Cash Flows (unaudited)          5
              for the three months ended March 31, 1997 and 1996
              Notes to Consolidated Financial Statements                6
Item 2.       Management's Discussion and Analysis of Financial         7
              Condition and Results of Operations


PART II  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                         16
Signatures                                                             17

INDEX TO EXHIBITS                                                      18

Exhibit 11.1      Calculation of Pro Forma Net Loss Per Share          19
Exhibit 27.1      Financial Data Schedule                              20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         OACIS HEALTHCARE HOLDINGS CORP.

                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)

                                                                 March 31,       December 31,
                                                                    1997             1996
                                                                  --------         --------
                                                                (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                       $  1,951         $  4,307
  Short-term investments                                            20,109           18,834
  Accounts receivable, net                                           5,170            6,449
  Other current assets                                               1,185              308
                                                                  --------         --------
     Total current assets                                           28,415           29,898
                                                                  --------         --------
Property and equipment, net                                          2,480            2,143
Other assets, net                                                    1,211              671
                                                                  --------         --------
                                                                  $ 32,106         $ 32,712
                                                                  ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $  1,082         $    620
  Accrued expenses                                                   3,397            3,113
  Unearned revenues                                                  2,328            2,325
                                                                  --------         --------
     Total current liabilities                                       6,807            6,058
                                                                  --------         --------
Long-term obligations                                                  941              669
                                                                  --------         --------
Stockholders' equity:
  Common Stock, $0.01 par value; 30,000,000 shares authorized;
     10,070,000 and 10,064,000 shares issued and outstanding           101              101
  Additional paid-in capital                                        47,909           47,905
  Accumulated deficit                                              (23,516)         (21,871)
  Deferred stock compensation                                         (136)            (150)
                                                                  --------         --------
     Total stockholders' equity                                     24,358           25,985
                                                                  --------         --------
                                                                  $ 32,106         $ 32,712
                                                                  ========         ========


               The accompanying notes are an integral part of these
                       consolidated financial statements.

                         OACIS HEALTHCARE HOLDINGS CORP.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (In thousands, except share data)
                                   (unaudited)

                                                                 Three months ended
                                                                     March 31,
                                                         --------------------------------
                                                             1997                1996
                                                         ------------         -----------
Revenues:
  Software licenses                                      $      1,738         $     1,396
  Installation and support services                             1,660               1,584
  Third party hardware and software                             1,399                 925
                                                         ------------         -----------
     Total revenues                                             4,797               3,905
                                                         ------------         -----------
Cost of revenues:
  Software licenses                                                63                  39
  Installation and support services                             1,465               1,320
  Third party hardware and software                             1,208                 811
                                                         ------------         -----------
     Total cost of revenues                                     2,736               2,170
                                                         ------------         -----------
Gross profit                                                    2,061               1,735
                                                         ------------         -----------
Operating expenses:
  Sales and marketing                                           1,709               1,358
  Research and development                                      1,364               2,394
  General and administrative                                      957                 800
                                                         ------------         -----------
     Total operating expenses                                   4,030               4,552
                                                         ------------         -----------
Loss from operations                                           (1,969)             (2,817)
Interest income, net                                              324                 (33)
                                                         ------------         -----------
Net loss                                                 $     (1,645)        $    (2,850)
                                                         ============         ===========
Pro forma:
  Net loss per common and common equivalent share        $      (0.16)        $     (0.37)
                                                         ============         ===========
  Weighted average number of common and common
      equivalent shares                                    10,067,113           7,667,243
                                                         ============         ===========


               The accompanying notes are an integral part of these
                       consolidated financial statements.

                         OACIS HEALTHCARE HOLDINGS CORP.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands, unaudited)

                                                        Three months ended
                                                              March 31,
                                                      -----------------------
                                                        1997            1996
                                                      -------         -------
Cash flows from operating activities:
  Net loss                                            $(1,645)        $(2,850)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                        288             317
     Stock compensation expense                            14              13
     Acquired in-process research and
     development                                           --             700
  Changes in assets and liabilities:
        Accounts receivable, net                        1,279             461
        Other current assets                             (880)            (45)
        Accounts payable                                  462            (158)
        Accrued expenses                                  308             (15)
        Unearned revenues                                   3            (322)
                                                      -------         -------
Net cash used in operating activities                    (171)         (1,899)
                                                      -------         -------

Cash flows from investing activities:
  Purchases of short-term investments                  (4,689)             --
  Sale of short-term investments                        3,414              --
  Purchases of property and equipment                    (302)            (89)
  Capitalized software development costs                 (574)             --
                                                      -------         -------
Net cash used in investing activities                  (2,151)            (89)
                                                      -------         -------

Cash flows from financing activities:
  Proceeds from option exercises                            4               4
  Payments on capital lease obligations                   (38)             --
                                                      -------         -------
Net cash provided by (used in) financing
activities                                                (34)              4
                                                      -------         -------

Decrease in cash and cash equivalents                  (2,356)         (1,984)
Cash and cash equivalents, beginning of period          4,307           3,900
                                                      -------         -------
Cash and cash equivalents, end of period              $ 1,951         $ 1,916
                                                      =======         =======

Supplemental disclosure:
   Cash paid for interest                             $    11         $    60
                                                      =======         =======
   Capital equipment lease additions                  $   286         $    --
                                                      =======         =======


               The accompanying notes are an integral part of these
                       consolidated financial statements.

                         OACIS HEALTHCARE HOLDINGS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

1.    BASIS OF PRESENTATION

The financial statements included herein for Oacis Healthcare Holdings Corp. (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal and recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results expected for the entire year. The financial statements included herein should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, included on Form 10-KSB filed with the Securities and Exchange Commission.

2.    PRO FORMA NET LOSS PER SHARE

Pro forma net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. In the period subsequent to the effective date of the Company's initial public offering which occurred on May 16, 1996, common equivalent shares consisting of stock options and stock warrants are antidilutive and have been excluded from the weighted average share computation. Common equivalent shares for the period before the effective date of the Company's initial public offering consist of convertible preferred stock (using the if-converted method), and stock options and warrants (using the treasury stock method), even though their effect is antidilutive, pursuant to a Securities and Exchange Commission Staff Accounting Bulletin. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The Company will adopt the new standard in connection with its annual financial statements for the year ending December 31, 1997. The pro forma effect of adopting this statement for the three months ended March 31, 1997 and 1996, was immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Background

      The Company develops, markets, licenses, installs, and supports clinical information systems primarily for major medical centers, hospitals and integrated healthcare delivery systems. In 1986, the Company introduced StatLAN, the initial version of the Company's clinical information system. In 1994, the Company introduced Oacis. Oacis is comprised of the Oacis Healthcare Network, which includes an interface engine, a clinical data repository, an Enterprise Member/Patient Index, and Clinical Care applications, which facilitate the input and delivery of information at the point of care.

      Substantially all of the Company's revenues are currently derived from licenses of Oacis. The Company intends to focus its sales and marketing efforts on Integrated Delivery Systems ("IDSs"), which are a relatively new type of organization and which currently account for a small portion of the overall market for clinical information systems. The formation of IDSs and in general consolidation in the healthcare industry, has a number of effects which include the creation of larger healthcare networks with greater market concentration. The Company believes that while such consolidation may result in an increase in demand for open architecture clinical information systems such as the Company provides, the near term effect of such consolidation reduces the resources available for IDSs to invest in clinical information systems until such time as the rate of consolidation slows. Accordingly, the Company believes that the market for the Company's product may continue to develop slowly in the near term and that sales cycles will continue to be long.

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

       The Company's cost of revenues for installation and support services, as well as its operating expenses, are primarily comprised of personnel and personnel related costs. These costs are impacted by a number of factors including increases in personnel and adjustments in compensation levels to remain competitive in the markets in which the Company operates. The Company regularly appraises its competitive position with regard to compensation strategies and makes adjustments when and as required. Additionally, the Company adjusts salary levels, generally at the beginning of its reporting year, for all personnel based on merit and other factors including increases in the cost of living. As a result, the year over year quarterly results reflect increased operating expenses resulting from increased personnel and personnel related expenses.

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

      Software license revenues from contracts where Oacis is not actively involved in the installation of the system, typically contracts outside of North America, are recognized as contract amounts become due and payable, typically on a milestone basis. Because Oacis is not actively involved in these international installations, milestone attainment and consequently revenue recognition on these contracts may be delayed for reasons which include delays caused by the customer, or Oacis' international partner, both of which are beyond the control of Oacis.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Revenues

      In the three months ended March 31, 1997, total revenues increased 23% to $4.8 million from $3.9 million in the three months ended March 31, 1996. Of these amounts, software license fee revenues increased 25% to $1.7 million, installation and support services revenues increased 5% to $1.7 million and third-party hardware revenue increased 51% to $1.4 million. The increase in software license fee revenue was due in part to the timing of recognition of software license fees from international contracts which represented approximately 6% of total revenue for the quarter. The increase in installation and support services revenues from the same quarter in 1996 was primarily due to higher maintenance revenues. Installation revenues were relatively unchanged due to longer than normal start up periods for certain new contracts. The increase in third-party hardware and software revenues over the prior year first quarter resulted from the number and timing of third-party product sales.

Cost of Revenues

      Cost of revenues were $2.7 million, or 57% of total revenues, in the three months ended March 31, 1997, compared to $2.2 million, or 56% of total revenues, in the three months ended March 31, 1996. Cost of installation and support services increased 11% to $1.5 million in the three months ended March 31, 1997 from $1.3 million in the three months ended March 31, 1996 as a result of an increase in the average number of installation personnel and an increase in the average cost of such personnel during the quarter which includes the annual merit increases awarded in January 1997. Gross profit as a percentage of total revenues decreased slightly to 43% in the three months ended March 31, 1997 from 44% in the three months ended March 31 1996. Gross profit on software license fees decreased to 96% from 97% due to increases in international distributor fees and increased amortization of software development costs. The Company anticipates that gross margins on software license fees will continue to decrease slightly in future periods due to increases in amortization of software development costs and may fluctuate on a quarter to quarter basis due to timing of recognition of license fees and related distribution fees for international customers. Gross profit on installation and support services decreased to 12% for the first quarter 1997 from 17% in the prior year period due to longer than normal start up periods for certain new contracts and the hiring and training of new installation and support services personnel. Gross profit on third-party hardware and software increased to 14% in the three months ended March 31, 1997 from 12% in the three months ended March 31, 1996. The Company anticipates that third-party hardware and software gross margins in the three months ended March 31, 1997 are indicative of future third-party product margins, although quarterly third-party product gross margins are expected to continue to fluctuate due to changes in third-party product mix and pricing programs.

Sales and Marketing

      Sales and marketing expenses increased 26% to $1.7 million in the three months ended March 31, 1997 from $1.4 million in the three months ended March 31, 1996 and increased as a percentage of total revenues to 36% in the three months ended March 31, 1997 from 35% in the three months ended March 31, 1996. The increase in sales and marketing expenses was primarily attributable to higher headcount in both the sales and marketing functions as the Company continues to build infrastructure both in its sales and product management-marketing functions. Commission expense also increased during the first quarter 1997 as compared to the same period in the prior year due to an increase in the average selling price of contracts signed.

Research and Development

     Research and development expenses, net of software capitalization, decreased 43% to $1.4 million in the three months ended March 31, 1997 from $2.4 million in the three months ended March 31, 1996. The decrease was primarily the result of two factors. First quarter 1996 research and development expenses included the acquisition (license) costs of certain technology which forms the basis of the Oacis Enterprise Member/Patient Index ("EMPI"), a component of the Oacis Healthcare Network, and the costs associated with the continuing development of that technology. Because the licensed technology had not reached technological feasibility and had no alternative future use when it was acquired, the $700,000 license fee was charged to expense in the first quarter of 1996. In addition, in the first quarter 1997 capitalization of software development costs totaled $574,000 compared with no software capitalization in the first quarter 1996. Excluding the impact of the purchased technology and software capitalization, research and development expenses in the three months ended March 31, 1996, as compared to the same period in the prior year, increased $244,000 primarily due to increases in the number of personnel as well as increases in personnel costs, and increased consulting cost.

General and Administrative

      General and administrative expenses increased 20% to $1.0 million in the three months ended March 31, 1997 from $800,000 in the three months ended March 31, 1996, but remained unchanged at 20% as a percentage of revenue. The increase in general and administrative expenses was a result of continued infrastructure development and consisted primarily of increased personnel as well as increased "Public Company" costs. These increases were offset in part by lower consulting expenses in the first quarter 1997.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1997 the Company's cash and cash equivalents and short-term investments totaled $22.1 million as compared to cash and equivalents of $23.1 million at December 31, 1996.

      In April 1996, the Company entered into a master lease agreement with Comdisco, Inc. which enables the Company to finance the purchase of new equipment, or sell and lease back certain existing equipment, up to an aggregate of $1.0 million. The lease term is 42 months from the date of funding, and the annual interest rate is 8.5%. As of March 31, 1997, $0.9 million of new equipment was financed under this agreement, up from $0.6 million at December 31, 1996.

      The Company's working capital and capital requirements will depend upon numerous factors including possible customer installation delays, lengthy sales cycles, the Company's plans for developing, acquiring or licensing new applications and technologies, the Company's requirements to purchase additional capital equipment and leasehold improvements in part related to its planned relocation in 1998 and the level of resources that the Company devotes to its sales and marketing activities. The Company believes that its existing capital resources and available equipment lease financing arrangements will be adequate to fund its current operations for at least the next 18 months. Thereafter, the Company may require additional funds to support its operations and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company.

NEW ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The Company will adopt the new standard in connection with its annual financial statements for the year ending December 31, 1997. The pro forma effect of adopting this statement for the three months ended March 31, 1997 and 1996, was immaterial.

FACTORS AFFECTING OPERATING RESULTS

      This report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth below.

      HISTORY OF OPERATING LOSSES; UNCERTAIN PROFITABILITY. The Company has incurred a net loss of $4.6 million for the year ended December 31, 1996 and $1.6 million for the three months ended March 31, 1997, and as of March 31, 1997 had an accumulated deficit of $23.5 million. The Company has not achieved consistent profitability on a quarterly basis and has not achieved annual profitability. The Company's prior operating history, consolidation and uncertainty in the healthcare industry, dependence on the emerging market for IDSs, dependence on Oacis as its principal product, long sales and installation cycles, and dependence upon key personnel and third parties, competition, and general economic and other factors make the prediction of future operating results difficult. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to achieve consistent revenue growth or achieve consistent profitability on a quarterly or annual basis.

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

      INTERNATIONAL SALES. The Company has licensed clinical information systems to customers located outside of the United States and expects to continue marketing its systems to foreign customers. In 1994 and 1995, revenues from international customers were immaterial, however, revenues from international customers accounted for approximately 4% of the total revenues in 1996. The Company anticipates that international revenues may account for a larger percentage of total revenues in future periods. Accordingly, the Company's operating results may increasingly be subject to the risks inherent in international transactions, including difficulties in staffing and managing foreign sales operations, changes in regulatory requirements, exchange rates, tariffs or other barriers, and other factors including dependence on third-party distributors and installers of the Company's products.

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

PART II   OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
 3.1(1)   Certificate of Incorporation of Registrant

 3.2(2)   Bylaws of Registrant.

 4.1(3)   Form of Common Stock certificate.

10.1(3)   1996 Stock Plan and form of agreement thereunder.

10.2(3)   1996 Director Option Plan and form of option agreement thereunder.

10.3(3) 1996 Employee Stock Purchase Plan and form of subscription agreement thereunder.

10.4(3) Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.

10.5(3) Restated Stockholders Agreement dated as of April 8, 1996 between the Registrant and certain stockholders.

10.6(3) Lease dated August 30, 1990 for facilities located at 100 Drake's Landing Road, Greenbrae, California, together with related expansion and extension agreements and work agreements.

10.7(3) Lease dated July 10, 1992 for facilities located in Atlanta, Georgia, together with an addendum thereto dated March 29, 1993.

10.8(3) Employment Agreement dated May 17, 1995 between Jim McCord and Oacis Healthcare Systems, Inc., a wholly-owned subsidiary of the Registrant ("Subsidiary").

10.9(3) Master Lease Agreement and Equipment Schedule VL-1, each dated as of March 1, 1996, between Comdisco, Inc. and Subsidiary.

10.11(3)  Standard form of Software License Agreement for the Oacis System.

10.12(4) Leases dated March 19, 1997 for Facilities Located at 1101 5th Avenues, San Rafael, Marin County, California

11.1      Calculation of Pro Forma and Supplemental Net Loss Per Share.

21.1(3)   Subsidiaries of the Registrant.

27.1      Financial Data Schedules.

(1) Incorporated by reference to Exhibit 3.2 previously filed with the Company's Registration Statement on Form SB-2 (No. 333-02804-LA)

(2) Incorporated by reference to Exhibit 3.3 previously filed with the Company's Registration Statement on Form SB-2 (No. 333-02804-LA)

(3) Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form SB-2 (No. 333-02804-LA)

(4) Incorporated by reference to the same numbered exhibit previously filed with the Company Form 10-KSB for the year ended December 31, 1996

(b) Reports on Form 8-K


    No reports on Form 8-K were filed by the Company during the three months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  OACIS HEALTHCARE HOLDINGS CORP.
                                  (Registrant)
Date  May 15, 1997                s/  Stephen F. Ghiglieri
     -------------                ------------------------
                                  Stephen F. Ghiglieri
                                  Vice President, Finance and Administration,
                                  Chief Financial Officer and Secretary
                                  (Principal Financial and Accounting Officer)

Date  May 15, 1997                s/  Jim McCord
     -------------                --------------
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)

                                INDEX TO EXHIBITS


EXHIBIT NUMBER        DESCRIPTION                                    PAGE
--------------        -----------                                    ----
  11.1                Computation of Pro Forma Net Loss Per Share      19

  27.1                Financial Data Schedule                          20