Form 10-Q
period 1997-06-30
OACIS HEALTHCARE HOLDINGS CORP
filed 1997-08-11
CIK 1011671

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              FORM 10-Q (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from________ to________.

                         Commission File Number: 0-28170

                         OACIS HEALTHCARE HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                                68-0012790
(State or other jurisdiction of incorporation or        (I.R.S. Employer Identification Number)
           organization)


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

                               Yes [X]   No [ ]

At July 28, 1997, there were 10,159,192 Shares of the Registrant's Common Stock outstanding.

                        OACIS HEALTHCARE HOLDINGS CORP.
                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                              PAGE NO.
                                                                              --------
         PART I    FINANCIAL INFORMATION

         Item 1.       Financial Statements
                       Consolidated Balance Sheet as of June 30, 1997              3
                         (unaudited) and December 31, 1996
                       Consolidated Statement of Operations (unaudited) for        4
                         three months and six months ended June 30, 1997
                       Consolidated Statement of Cash Flows (unaudited)            5
                         for the six months ended June 30, 1997 and 1996
                       Notes to Consolidated Financial Statements                  6
         Item 2.       Management's Discussion and Analysis of Financial           7
                       Condition and Results of Operations


         PART II   OTHER INFORMATION

         Item 4.   Submission of Matters to Vote of Security Holders               16
         Item 6.   Exhibits and Reports on Form 8-K                                16
         Signatures                                                                18

         INDEX TO EXHIBITS

         Exhibit 11.1  Calculation of Pro Forma Net Loss Per Share                 20
         Exhibit 27.1  Financial Data Schedule                                     21

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                         OACIS HEALTHCARE HOLDINGS CORP.

                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)

                                                                    JUNE 30,    DECEMBER 31,
                                                                      1997          1996
                                                                    --------      --------
                                                                  (UNAUDITED)
                                ASSETS
 Current assets:
   Cash and cash equivalents                                        $  7,310      $  4,307
   Short-term investments                                             13,115        18,834
   Accounts receivable, net                                            6,939         6,449
   Other current assets                                                1,393           308
                                                                    --------      --------
      Total current assets                                            28,757        29,898
                                                                    --------      --------
 Property and equipment, net                                           2,899         2,143
 Capitalized software, net                                             1,626           677
 Other assets                                                            394             4
                                                                    --------      --------
                                                                    $ 33,676      $ 32,712
                                                                    ========      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                 $  1,169      $    620
   Accrued expenses                                                    4,141         3,113
   Unearned revenues                                                   3,594         2,325
                                                                    --------      --------
      Total current liabilities                                        8,904         6,058
                                                                    --------      --------
 Long-term obligations                                                   772           669
                                                                    --------      --------
 Stockholders' equity:
   Common Stock, $0.01 par value; 30,000,000 shares authorized;
      10,153,000 and 10,064,000 shares issued and outstanding            102           101
   Additional paid-in capital                                         48,184        47,905
   Accumulated deficit                                               (24,160)      (21,871)
   Deferred stock compensation                                          (126)         (150)
                                                                    --------      --------
      Total stockholders' equity                                      24,000        25,985
                                                                    --------      --------
                                                                    $ 33,676      $ 32,712
                                                                    ========      ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         OACIS HEALTHCARE HOLDINGS CORP.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (In thousands, except share data)
                                   (unaudited)

                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       JUNE 30,                             JUNE 30,
                                            ------------------------------      ------------------------------
                                                1997               1996             1997               1996
                                            ------------      ------------      ------------      ------------
Revenues:
  Software licenses                         $      2,588      $      1,485      $      4,326      $      2,881
  Installation and support services                2,163             1,644             3,823             3,228
  Third party hardware and software                2,110               968             3,509             1,893
                                            ------------      ------------      ------------      ------------
     Total revenues                                6,861             4,097            11,658             8,002
                                            ------------      ------------      ------------      ------------
Cost of revenues:
  Software licenses                                  205                39               268                78
  Installation and support services                1,581             1,369             3,046             2,689
  Third party hardware and software                1,811               818             3,019             1,629
                                            ------------      ------------      ------------      ------------
     Total cost of revenues                        3,597             2,226             6,333             4,396
                                            ------------      ------------      ------------      ------------
Gross profit                                       3,264             1,871             5,325             3,606
                                            ------------      ------------      ------------      ------------
Operating expenses:
  Sales and marketing                              1,561             1,478             3,270             2,836
  Research and development                         1,723             1,371             3,087             3,765
  General and administrative                         902             1,153             1,859             1,953
                                            ------------      ------------      ------------      ------------
     Total operating expenses                      4,186             4,002             8,216             8,554
                                            ------------      ------------      ------------      ------------
Loss from operations                                (922)           (2,131)           (2,891)           (4,948)
Interest income, net                                 278               142               602               109
                                            ------------      ------------      ------------      ------------
Net loss                                    $       (644)     $     (1,989)     $     (2,289)     $     (4,839)
                                            ============      ============      ============      ============
Pro forma:
  Net loss per common and common
    equivalent share                        $      (0.06)     $      (0.23)     $      (0.23)     $      (0.59)
                                            ============      ============      ============      ============
  Weighted average number of common and
    common equivalent shares                  10,111,823         8,692,367        10,091,727         8,179,805
                                            ============      ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         OACIS HEALTHCARE HOLDINGS CORP.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands, unaudited)

                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                         ----------------------
                                                           1997          1996
                                                         --------      --------
 Cash flows from operating activities:
   Net loss                                              $ (2,289)     $ (4,839)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                           603           624
      Stock compensation expense                               24            25
      Acquired in-process research and
      development                                              --           700
   Changes in assets and liabilities:
         Accounts receivable, net                            (490)          317
         Other current assets                              (1,085)          (73)
         Other assets                                        (390)           --
         Accounts payable                                     549          (677)
         Accrued expenses                                     945           826
         Unearned revenues                                  1,269          (263)
                                                         --------      --------
 Net cash used in operating activities                       (864)       (3,360)
                                                         --------      --------

 Cash flows from investing activities:
   Purchases of short-term investments                     (4,689)           --
   Sale of short-term investments                          10,408            --
   Purchases of property and equipment                       (971)         (404)
   Capitalized software development costs                  (1,061)          (81)
                                                         --------      --------
 Net cash provided by (used in) investing
   activities                                               3,687          (485)
                                                         --------      --------

 Cash flows from financing activities:
   Net proceeds from common stock issuance                     --         28,905
   Proceeds from option exercises                             280             7
   Principal payment on notes payable                          --        (4,000)
   Proceeds from note payable                                  --         1,000
   Payments on capital lease obligations                     (100)           --
                                                         --------      --------
 Net cash provided by financing activities                    180        25,912
                                                         --------      --------

 Increase in cash and cash equivalents                      3,003        22,067
 Cash and cash equivalents, beginning of period             4,307         3,900
                                                         --------      --------
 Cash and cash equivalents, end of period                $  7,310      $ 25,967
                                                         ========      ========

 Supplemental disclosure:
    Cash paid for interest                               $     28      $    139
                                                         ========      ========
    Capital equipment lease additions                    $    286      $     --
                                                         ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        OACIS HEALTHCARE HOLDINGS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1.         BASIS OF PRESENTATION

The financial statements included herein for Oacis Healthcare Holdings Corp. (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal and recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for the three months and the six months ended June 30, 1997 are not necessarily indicative of the operating results expected for the entire year. The financial statements included herein should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, included on Form 10-KSB filed with the Securities and Exchange Commission.

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

3.       NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share." The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The Company will adopt the new standard in connection with its annual financial statements for the year ending December 31, 1997. The pro forma effect of adopting this statement for the three months and the six months ended June 30, 1997 and 1996, was immaterial.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements for periods ending after December 15, 1997. Reclassification of financial statements for earlier periods for comparison purposes is required. The Company will adopt the new standard in connection with its annual financial statements for the year ending December 31, 1997. The Company does not expect such adoption to have a material effect on the consolidated financial statements.

In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of certain ongoing segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 beginning in 1998 and does not expect such adoption to have a material effect on the consolidated financial statements.

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

  Substantially all of the Company's revenues are currently derived from licenses of Oacis. The Company intends to focus its sales and marketing efforts on Integrated Delivery Systems ("IDSs"), which are a relatively new type of organization and which currently account for a small portion of the overall market for clinical information systems. The formation of IDSs and a general consolidation in the healthcare industry, has a number of effects which include the creation of larger healthcare networks with greater market concentration. The Company believes that while such consolidation may result in an increase in demand for open architecture clinical information systems such as the Company provides, the near term effect of such consolidation reduces the resources available for IDSs to invest in clinical information systems until such time as the rate of consolidation slows. Accordingly, the Company believes that the market for the Company's product may continue to develop slowly in the near term and that sales cycles will continue to be long.

  The Company's future success and financial performance depends in large part upon the Company's ability to provide the increasing system functionality required by its customers through the timely development and successful introduction of new applications and enhancements to Oacis. The Company has historically devoted significant resources to system enhancements and development and believes that significant continuing development efforts together with an increased focus on integration of third party applications will be required to sustain and enhance the Company's competitive market position. Additionally, the Company's ability to develop, market, sell and install its systems depends on the Company's ability to retain, recruit and hire highly skilled personnel in a number of technical and clinical fields particularly in the area of installation services. The market for this highly skilled workforce is extremely competitive.

  The Company's cost of revenues for installation and support services, as well as its operating expenses, are primarily comprised of personnel and personnel related costs. These costs are impacted by a number of factors including increases in personnel and adjustments in compensation levels to remain competitive in the markets in which the Company operates. The Company regularly appraises its competitive position with regard to compensation strategies and makes adjustments when and as required. Additionally, the Company adjusts salary levels, generally at the beginning of its reporting year, for all personnel based on merit and other factors including increases in the cost of living. As a result, the year over year quarterly results before the effect of capitalized software reflect the increased operating expenses resulting from increased personnel and personnel related expenses.

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

  Software license fee and installation services revenues from contracts where Oacis is actively involved in the installation of the system, which are primarily in the United States and Canada, are recognized on a percentage of completion basis measured by the ratio of (i) labor hours incurred to install and configure the system to (ii) total estimated labor hours. The Company generally bills its installation services as the services are provided. Software license fees are generally billed in accordance with installation milestones. Accordingly, revenues recognized in advance of achieving billing milestones are recorded as unbilled accounts receivable and collections resulting from billing milestones achieved in advance of recognizing revenues are recorded as unearned revenues on the consolidated balance sheet. If the total estimated cost of a contract is expected to exceed the contract price, determined primarily by the installation component of the contract, the total estimated loss is charged to expense in the period the loss is identified. In addition, the Company recognizes license fee revenue from certain software components upon delivery when the Company has no significant obligations to install or enhance its products and collection of the license fees are probable.

  Software license revenues from contracts where Oacis is not actively involved in the installation of the system, typically contracts outside of North America, are recognized as contract amounts become due and payable, typically on a milestone basis. In addition, revenue recognition on a contract milestone basis can have the effect of increasing quarterly revenue and earnings variability due to the size and timing of such milestones. Because Oacis is not actively involved in these international installations, milestone attainment and consequently revenue recognition on these contracts may be delayed for reasons which include delays caused by the customer, or Oacis' international partner, both of which are beyond the control of Oacis.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Revenues

  In the three months ended June 30, 1997, total revenues increased 67% to $6.9 million from $4.1 million in the three months ended June 30, 1996. Of these amounts, software license fee revenues increased 74% to $2.6 million, installation and support services revenues increased 32% to $2.2 million and third-party hardware and software revenue increased 118% to $2.1 million. A significant portion of the increase in software license fee revenue was due to the timing of recognition of software license fees from international contracts which represented approximately 20% of total revenue for the quarter. There was no software license fee revenue from international contracts in the same period of the prior year. Revenue on international contracts is recognized when amounts become due and payable and are difficult to predict as the Company is not actively involved in the installation. However, the Company expects international revenues will remain above historical levels for the remainder of the year. The increase in installation and support services revenues from the same quarter in 1996 was primarily due to a higher number of billable hours resulting from new projects starting up and, to a lesser degree, from an increase in maintenance revenues. The increase in third-party hardware and software revenues over the prior year second quarter resulted from the number of transactions and an increase in the average transaction value of third-party product sales.

Cost of Revenues

  Cost of revenues were $3.6 million, or 52% of total revenues, in the three months ended June 30, 1997, compared to $2.2 million, or 54% of total revenues, in the three months ended June 30, 1996. Cost of installation and support services increased 15% to $1.6 million in the three months ended June 30, 1997 from $1.4 million in the three months ended June 30, 1996 as a result of an increase in the average number of installation personnel. Gross profit as a percentage of total revenues increased to 48% in the three months ended June 30, 1997 from 46% in the three months ended June 30, 1996. Gross profit on software license fees decreased to 92% in the second quarter of 1997 from 97% in the prior year period due primarily to increases in international distributor fees and, to a smaller degree, increased amortization of software development costs. The Company anticipates that gross margins on software license fees will continue to be below historical levels in future periods due to increases in amortization of software development costs and may fluctuate on a quarter to quarter basis due to timing of recognition of license fees and related distribution fees for international contracts. Gross profit on installation and support services increased to 27% for the second quarter 1997 from 17% in the prior year period due to improved margins in the support organization combined with average lower costs per hour for installation personnel and higher average billing rates. Gross profit on third-party hardware and software decreased to 14% in the three months ended June 30, 1997 from 15% in the three months ended June 30, 1996.

Sales and Marketing

  Sales and marketing expenses increased 6% to $1.6 million in the three months ended June 30, 1997 from $1.5 million in the three months ended June 30, 1996 and decreased as a percentage of total revenues to 23% in the three months ended June 30, 1997 from 36% in the three months ended June 30, 1996. The increase in sales and marketing expenses was primarily attributable to increased headcount in both the sales and marketing functions offset by lower consulting expenses. The Company expects sales and marketing expenses to increase during the remainder of the year as it continues to build infrastructure both in its sales and product management-marketing functions. Additionally, quarterly sales and marketing expenses may fluctuate as a result of the timing of commission expenses associated with new contract signings and project milestones.

Research and Development

  Research and development expenses, before software capitalization, increased 52% to $2.2 million in the three months ended June 30, 1997 from $1.5 million in the three months ended June 30, 1996, but decreased as a percentage of revenue to 32% for the three months ended June 30, 1997 from 35% in the three months ended June 30, 1996. The increase in expenses was primarily attributable to increased headcount and consulting costs related to the execution of its product plan which includes new products and enhancements to existing products. Capitalized software development costs were $487,000, or approximately 22% of research and development costs, for the three months ended June 30, 1997 as compared to $81,000, or approximately 6%, for the three months ended June 30, 1996. The higher software capitalization rate is due to an increase in the number of products in later stages of development as well as increases in total development costs.

General and Administrative

  General and administrative expenses decreased 22% to $0.9 million in the three months ended June 30, 1997 from $1.2 million in the three months ended June 30, 1996, and declined to 13% as a percentage of revenue for the three months ended June 30, 1997 compared to 28% for the same period in the prior year. The decrease in general and administrative expenses was a result of certain non recurring expenses incurred in the three months ended June 30, 1996.


SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Revenues

  In the six months ended June 30, 1997, total revenues increased 46% to $11.7 million from $8.0 million in the six months ended June 30, 1996. Of these amounts, software license fee revenues increased 50% to $4.3 million, installation and support services revenues increased 18% to $3.8 million and third-party hardware revenue increased 85% to $3.5 million. A significant portion of the increase in software license fee revenue was due to the timing of recognition of software license fees from international contracts which represented approximately 14% of total revenue for the year to date period. This compares with approximately 1% in the same period for the prior year. Revenue on international contracts is recognized when amounts become due and payable and are difficult to predict as the Company is not actively involved in the installation. However, the Company expects international revenues will remain above historical levels for the remainder of the year. The increase in installation and support services revenues over the same period in 1996 was primarily due to a higher number of billable hours, principally in the second quarter of 1997, resulting from new project starts and from increased maintenance revenues during the six months ended June 30, 1997. The increase in third-party hardware and software revenues over the same period in the prior year resulted from the number of transactions and an increase in the average transaction value of third-party product sales.

Cost of Revenues

  Cost of revenues were $6.3 million, or 54% of total revenues, in the six months ended June 30, 1997, compared to $4.4 million, or 55% of total revenues in the six months ended June 30, 1996. Cost of installation and support services increased 13% to $3.0 million in the six months ended June 30, 1997 from $2.7 million in the six months ended June 30, 1996 as a result of an increase in the average number of installation personnel and an increase in the average cost of such personnel during the six months ended June 30, 1997.
Gross profit as a percentage of total revenues increased to 46% in the six months ended June 30, 1997 from 45% in the six months ended June 30, 1996. Gross profit on software license fees decreased to 94% from 97% due primarily to increases in international distributor fees and, to a smaller degree, increased amortization of software development costs. The Company anticipates that gross margins on software license fees will continue to be at lower than historical levels in future periods due to increases in amortization of software development costs and may fluctuate on a quarter to quarter basis due to the timing of recognition of license fees and related distribution fees from international contracts. Gross profit on installation and support services increased to 20% for the six months ended June 30, 1997 from 17% in the prior year period principally due to improved margins in the support organization where expenses have remained relatively flat but maintenance revenue has grown as new sites have completed installations and initiated maintenance. Gross profit on third-party hardware and software was 14% in the six months ended June 30, 1997, unchanged from the same period for 1996.

Sales and Marketing

  Sales and marketing expenses increased 15% to $3.3 million in the six months ended June 30, 1997 from $2.8 million in the six months ended June 30, 1996 but decreased as a percentage of total revenues to 28% in the six months ended June 30, 1997 from 36% in the six months ended June 30, 1996. The increase in sales and marketing expenses was primarily attributable to increased headcount in both the sales and marketing functions and increased commission expenses offset by lower consulting expenses. The Company expects sales and marketing expenses to increase during the remainder of the year as it continues to build infrastructure both in its sales and product management-marketing functions. Additionally, quarterly sales and marketing expense may fluctuate as a result of the timing of commission expenses associated with new contract signings and project milestones.

Research and Development

  Research and development expenses, before software capitalization, increased 8% to $4.2 million in the six months ended June 30, 1997 from $3.8 million in the six months ended June 30, 1996, but decreased as a percentage of revenue to 36% for the six months ended June 30, 1997 from 48% in the six months ended June 30, 1996. The increase in expenses was primarily attributable to higher headcount and consulting costs related to the execution of its product plan which includes new products and enhancements to existing products. The year over year increase was net of $700,000 of acquisition costs for certain technology in the June 30, 1996 period. This technology, which forms the basis of the Oacis Enterprise Member/Patient Index ("EMPI"), a component of the Oacis Healthcare network, and the costs associated with the continuing development of that technology were charged to expense in the first quarter 1996 because the licensed technology had not reached technological feasibility and had no alternative future use when it was acquired. Capitalized software was $1.1 million, or approximately 26% of research and development costs for the six months ended June 30, 1997 as compared to $81,000, or approximately 2%, for the six months ended June 30, 1996. The higher software capitalization is due to a number of products in later stages of development as well as increases to total development costs.

General and Administrative

  General and administrative expenses decreased 5% to $1.9 million in the six months ended June 30, 1997 from $2.0 million in the six months ended June 30, 1996, and declined as a percentage of revenue to 16% for the six months ended June 30, 1997 compared to 24% for the same period in the prior year. The decrease in general and administrative expenses was a result of non-recurring expenses in the six months ended June 30, 1996 offset by increased headcount costs and "Public Company" related expenses in the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1997 the Company's cash and cash equivalents and short-term investments totaled $20.4 million as compared to cash and equivalents of $23.1 million at December 31, 1996.

  The Company's working capital and capital requirements will depend upon numerous factors including possible customer installation delays, lengthy sales cycles, the Company's plans for developing, acquiring or licensing new applications and technologies, the Company's requirements to purchase additional capital equipment and leasehold improvements in part related to its planned relocation in 1998, and the level of resources that the Company devotes to its sales and marketing activities. The Company believes that its existing capital resources will be adequate to fund its current operations for at least the next 18 months. Thereafter, the Company may require additional funds to support its operations and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company.

NEW ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The Company will adopt the new standard in connection with its annual financial statements for the year ending December 31, 1997. The pro forma effect of adopting this statement for the three months and six months ended June 30, 1997 and 1996, was immaterial.

  In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements for periods ending after December 15, 1997. Reclassification of financial statements for earlier periods for comparison purposes is required. The Company will adopt the new standard in connection with its annual financial statements for the year ending December 31, 1997. The Company does not expect such adoption to have a material effect on the consolidated financial statements.

  In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of certain ongoing segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 beginning in 1998 and does not expect such adoption to have a material effect on the consolidated financial statements.

FACTORS AFFECTING OPERATING RESULTS

  This report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth below.

  HISTORY OF OPERATING LOSSES; UNCERTAIN PROFITABILITY. The Company has incurred a net loss of $4.6 million for the year ended December 31, 1996 and $2.3 million for the six months ended June 30, 1997, and as of June 30, 1997 had an accumulated deficit of $24.2 million. The Company has not achieved consistent profitability on a quarterly basis and has not achieved annual profitability. The Company's prior operating history, consolidation and uncertainty in the healthcare industry, dependence on the emerging market for IDSs, dependence on Oacis as its principal product, long sales and installation cycles, increasing dependence on international sales and dependence upon key personnel and third parties, competition, and general economic and other factors make the prediction of future operating results difficult. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to achieve consistent revenue growth or achieve consistent profitability on a quarterly or annual basis.

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

  DEPENDENCE ON OACIS; MARKET ACCEPTANCE; SYSTEM ENHANCEMENTS. Substantially all of the Company's revenues are currently derived from licenses of Oacis. Therefore, any significant reduction in licensing of Oacis would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success and financial performance depends in large part upon the Company's ability to provide the increasing system functionality required by its customers through the timely development or integration of new applications and enhancements and the successful introduction of such applications and enhancements to Oacis. The Company has historically devoted significant resources to system enhancements and research and development and believes that significant continuing development efforts will be required to sustain and enhance the Company's competitive market position. . There can be no assurance that the Company will successfully develop or integrate, introduce, market and sell new system enhancements or applications, or that system enhancements or new applications developed or integrated by the Company will meet the requirements of health care providers and achieve market acceptance.

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

  The time required to install the Company's systems can vary significantly depending on the needs and skill sets of its customers. Installation of an Oacis system typically requires nine to 18 months, depending on a number of factors including the size of the customer, the system licensed, the number of legacy systems to be interfaced, the degree of customization requested by the customer and the customer's installation schedule. This period may be longer if unforeseen technical, integration or other problems arise during the installation process, if the Company has insufficient trained installation personnel to handle several installations simultaneously, if the Company is unable to contract with third parties to provide supplemental installation resources, or if a customer decides to delay the installation schedule. Due to this long installation cycle, the Company's future results of operations depend in large part on maintaining efficient and timely installation procedures, particularly since a typical system license and installation contract is relatively large compared to the Company's annual revenues. In addition, payments to the Company are dependent upon achievement of certain milestones the achievement of which is generally dependent upon the customer and other third-parties. If installation is delayed, then payments and revenue recognition will also be delayed. Any failure by the Company to install its clinical information systems on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

  INTERNATIONAL SALES. The Company has licensed clinical information systems to customers located outside of the United States and expects to continue marketing its systems to foreign customers. In 1994 and 1995, revenues from international customers were immaterial, however, revenues from international customers accounted for approximately 4% of the total revenues in 1996 and in the first six months of 1997 international revenues accounted for approximately 14% of total revenues. The Company expects that international revenues may continue to be a significant component of total revenues in future quarters. Accordingly, the Company's operating results may increasingly be subject to the risks inherent in international transactions, including difficulties in staffing and managing foreign sales operations, changes in regulatory requirements, exchange rates, tariffs or other barriers, and other factors including dependence on third-party distributors and installers of the Company's products. Additionally, due to the revenue recognition model used for international sales (sales outside of North America) this increasing reliance on international sales may result in higher quarter to quarter variability of software revenues.

  POTENTIAL VARIABILITY IN QUARTERLY OPERATING RESULTS. The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including the following: the Company's long sales cycle; demand for the Company's systems, applications and services, including variability in demand, orders for and shipment of hardware; increasing dependence on international revenues, the number, timing and significance of announcements and releases of system enhancements and new applications by the Company and its competitors; the termination of, or a reduction in, offerings of the Company's systems, applications and services; the loss of customers due to consolidation in the health care industry; delays in installations requested by customers or caused by other factors; the timing of revenue recognition; the amount of backlog at the beginning of any particular quarter; customer budgeting cycles and changes in customer budgets; investments by the Company in marketing, sales, research and development, and administrative personnel necessary to support the Company's anticipated operations; marketing and sales promotional activities; software defects and other system quality factors; and general economic conditions. In particular, the timing of revenue recognition can be affected by many factors, including the timing of customer installation of the Company's systems. As a result of the relatively large size of each customer contract, combined with the Company's method of revenue recognition, quarterly results are likely to be significantly affected by small changes in the number of customer contracts in process during a particular quarter. There can be no assurance that the Company will not experience delays in recognizing revenue in the future, particularly considering the complexity and large scale of installations of the Company's systems. In addition, since purchase of the Company's systems generally involves a significant commitment of capital, any downturn in any potential customer's business or the economy in general, including changes in the health care market, could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's operating expense levels are relatively fixed and, to a large degree, are based on anticipated revenues. If revenues are below expectations, net income is likely to be disproportionately affected. Further, it is likely that in some future quarter the Company's unit sales volume, revenue, backlog or operating results will be below the expectations of public market analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially adversely affected.

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

  NEED TO MANAGE CHANGING OPERATIONS; DEPENDENCE UPON KEY PERSONNEL. The Company's anticipated future operations may place a strain on its management systems and resources. The Company expects that it will be required to continue to improve its financial and management controls, reporting systems and procedures, and will need to expand, train and manage its work force. There can be no assurance that the Company will be able to effectively manage these tasks, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to hire a significant number of additional installation, research and development and sales personnel in 1997 and beyond. Competition for such personnel is intense, particularly in the area of installation services, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. If the Company is unable to hire and retain such personnel, particularly those in key positions, the Company's business, financial condition and results of operations could be materially adversely affected. The Company's future success also depends in significant part upon the continued service of its executive officers and other key sales, marketing, development and installation employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, financial condition and results of operations. Since acquisition of the Predecessor in May 1994, the Company has experienced turnover in certain key positions of the Company and high turnover in general. Additions of new and departures of existing personnel can be disruptive and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II     OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Stockholders was held on June 11, 1997. Matters voted on at that meeting were: (i) the election of eight directors (ii) the confirmation of the appointment of Price Waterhouse LLP as independent auditors for the fiscal year ending December 31, 1997 and (iii) the amendment of the 1996 Employee Stock Purchase Plan to increase the number of shares available for issuance from 250,00 shares to 600,000 shares. Tabulation for each proposal and individual director were as follows:

Proposal I.  Election of Directors

          Director                        For           Withheld
          --------                        ---           --------
          Jim McCord                   7,615,761             15,100
          Alan W. Crites               7,615,961             14,900
          David Dominik                7,615,961             14,900
          Fred Goad                    7,615,961             14,900
          John Kingery                 7,615,927             14,934
          Bernard Puckett              7,615,961             14,900
          Dennis G. Sisco              7,121,161            509,700
          William H. Younger, Jr.      7,615,961             14,900

Proposal II.  Confirmation of Appointment of Price Waterhouse, LLP

              For         Against         Abstain
              ---         -------         -------
             7,624,264     3,900          2,697

Proposal III.  Amendment of 1996 Employee Stock Purchase Plan

              For       Against    Abstain
              ---       -------    -------
           7,137,138    463,645     13,678

yITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
3.1(1)      Certificate of Incorporation of Registrant
3.2(2)      Bylaws of Registrant.
4.1(3)      Form of Common Stock certificate.
10.1(3)     1996 Stock Plan and form of agreement thereunder.
10.2(3)     1996 Director Option Plan and form of option agreement thereunder.
10.3(3)     1996 Employee Stock Purchase Plan and form of subscription agreement thereunder.
10.4(3)     Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.
10.5(3)     Restated Stockholders Agreement dated as of April 8, 1996 between the Registrant and certain stockholders.
10.6(3)     Lease dated August 30, 1990 for facilities located at 100 Drake's Landing Road, Greenbrae, California, together with related expansion and extension agreements and work agreements.
10.7(3)     Lease dated July 10, 1992 for facilities located in Atlanta, Georgia, together with an addendum thereto dated
            March 29, 1993.
10.8(3)     Employment Agreement dated May 17, 1995 between Jim McCord and Oacis Healthcare Systems, Inc., a wholly-owned subsidiary of the Registrant ("Subsidiary").
10.9(3)     Master Lease Agreement and Equipment Schedule VL-1, each dated as of March 1, 1996, between Comdisco, Inc. and
            Subsidiary.
10.11(3)    Standard form of Software License Agreement for the Oacis System.
10.12(4)    Leases dated March 19, 1997 for Facilities Located at 1101 5th Avenue, San Rafael, Marin County, California

11.1        Calculation of Pro Forma Net Loss Per Share.
21.1(3)     Subsidiaries of the Registrant.
27.1        Financial Data Schedules.

(1) Incorporated by reference to Exhibit 3.2 previously filed with the Company's Registration Statement on Form SB-2 (No. 333-02804-LA)

(2) Incorporated by reference to Exhibit 3.3 previously filed with the Company's Registration Statement on Form SB-2 (No. 333-02804-LA)

(3) Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form SB-2 (No. 333- 02804-LA)

(4) Incorporated by reference to the same numbered exhibit previously filed with the Company Form 10-KSB for the year ended December 31, 1996


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the six months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         OACIS HEALTHCARE HOLDINGS CORP.
                                         (Registrant)

Date    August 11, 1997                  s/   Stephen F. Ghiglieri
                                         -------------------------------------
                                         Stephen F. Ghiglieri Vice President,
                                         Finance and Administration, Chief
                                         Financial Officer and Secretary
                                         (Principal Financial and Accounting
                                         Officer)

Date    August 11, 1997                  s/   Jim McCord
                                         -------------------------------------
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)

                                INDEX TO EXHIBITS

EXHIBIT NUMBER           DESCRIPTION                                     PAGE

    11.1              Computation of Pro Forma Net Loss Per Share         20

    27.1              Financial Data Schedule                             21