Form 10-Q
period 1997-09-30
OACIS HEALTHCARE HOLDINGS CORP
filed 1997-11-12
CIK 1011671

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              FORM 10-Q (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

                                       or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from________ to ________.

                        Commission File Number: 0-28170

                        OACIS HEALTHCARE HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      68-0012790
   (State or other jurisdiction of             (I.R.S. Employer Identification
    incorporation or organization)                           Number)

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

                               Yes [X]   No [  ]

At October 30, 1997, there were 10,191,548 Shares of the Registrant's Common Stock outstanding.

                        OACIS HEALTHCARE HOLDINGS CORP.
                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                                      PAGE NO.
         PART I  FINANCIAL INFORMATION

         Item 1. Financial Statements
                 Consolidated Balance Sheet as of September 30, 1997                    3
                     (unaudited) and December 31, 1996
                 Consolidated Statement of Operations (unaudited) for                   4
                     three months and nine months ended September 30, 1997
                 Consolidated Statement of Cash Flows (unaudited)                       5
                     for the nine months ended September 30, 1997 and 1996
                 Notes to Consolidated Financial Statements                             6
         Item 2. Management's Discussion and Analysis of Financial                      7
                 Condition and Results of Operations


         PART II.    OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                       17
         Signatures                                                                     18

         INDEX TO EXHIBITS

         Exhibit 11.1  Calculation  of Pro Forma Net Loss Per Share                     20

         Exhibit 27.1  Financial Data Schedule                                          21

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        OACIS HEALTHCARE HOLDINGS CORP.

                           CONSOLIDATED BALANCE SHEET
                     (In thousands, except per share data)


                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                          1997            1996
                                                                        --------       --------
                                                                      (UNAUDITED)
                               ASSETS
 Current assets:
     Cash and cash equivalents                                          $  6,654       $  4,307
     Short-term investments                                               10,111         18,834
     Accounts receivable, net                                              6,781          6,449
     Other current assets                                                    973            308
                                                                        --------       --------
         Total current assets                                             24,519         29,898
                                                                        --------       --------
 Property and equipment, net                                               3,097          2,143
 Capitalized software, net                                                 2,031            667
 Other assets                                                                394              4
                                                                        --------       --------
                                                                        $ 30,041       $ 32,712
                                                                        ========       ========

                LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                                   $    986       $    620
     Accrued expenses                                                      2,194          3,113
     Unearned revenues                                                     3,032          2,325
                                                                        --------       --------
         Total current liabilities                                         6,212          6,058
                                                                        --------       --------
 Long-term obligations                                                       555            669
                                                                        --------       --------
 Stockholders' equity:
     Preferred Stock, $0.01 par value, 5,000,000 share authorized;
         0 shares issued and outstanding                                       0              0
     Common Stock, $0.01 par value; 30,000,000 shares authorized;
         10,191,243 and 10,064,000 shares issued and outstanding             102            101
     Additional paid-in capital                                           48,208         47,905
     Accumulated deficit                                                 (24,923)       (21,871)
     Deferred stock compensation                                            (113)          (150)
                                                                        --------       --------
 Total stockholders' equity                                               23,274         25,985
                                                                        --------       --------
                                                                        $ 30,041       $ 32,712
                                                                        ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        OACIS HEALTHCARE HOLDINGS CORP.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                       (In thousands, except share data)
                                  (unaudited)

                                                    THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                       SEPTEMBER 30,                           SEPTEMBER 30,
                                             -------------------------------       -------------------------------
                                                 1997               1996               1997                1996
                                             ------------       ------------       ------------       ------------
Revenues:
  Software licenses                          $      2,792       $      2,080       $      7,118       $      4,961
  Installation and support services                 2,222              1,524              6,045              4,752
  Third party hardware and software                   930              3,047              4,439              4,940
                                             ------------       ------------       ------------       ------------
     Total revenues                                 5,944              6,651             17,602             14,653
                                             ------------       ------------       ------------       ------------
Cost of revenues:
  Software licenses                                   267                 89                535                167
  Installation and support services                 1,885              1,486              4,931              4,175
  Third party hardware and software                   820              2,188              3,839              3,817
                                             ------------       ------------       ------------       ------------
     Total cost of revenues                         2,972              3,763              9,305              8,159
                                             ------------       ------------       ------------       ------------
Gross profit                                        2,972              2,888              8,297              6,494
                                             ------------       ------------       ------------       ------------
Operating expenses:
  Sales and marketing                               1,498              1,344              4,768              4,180
  Research and development                          1,646              1,404              4,733              5,169
  General and administrative                          821                767              2,680              2,720
                                             ------------       ------------       ------------       ------------
     Total operating expenses                       3,965              3,515             12,181             12,069
                                             ------------       ------------       ------------       ------------
Loss from operations                                 (993)              (627)            (3,884)            (5,575)
Interest income, net                                  230                381                832                490
                                             ------------       ------------       ------------       ------------
Net loss                                     $       (763)      $       (246)      $     (3,052)      $     (5,085)
                                             ============       ============       ============       ============
Pro forma:
  Net loss per common and common
    equivalent share                         $      (0.07)      $      (0.02)      $      (0.30)      $      (0.58)
                                             ============       ============       ============       ============
  Weighted average number of common and
    common equivalent shares                   10,175,426         10,008,542         10,121,499          8,789,384
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

                        OACIS HEALTHCARE HOLDINGS CORP.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands, unaudited)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        -----------------------
                                                          1997            1996
                                                        --------       --------
Cash flows from operating activities:
  Net loss                                              $ (3,052)      $ (5,085)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                           995            909
     Stock compensation expense                               37             37
     Acquired in-process research and
     development                                            --              700
  Changes in assets and liabilities:
        Accounts receivable, net                            (332)        (1,240)
        Other current assets                                (665)            45
        Other assets                                        (390)          --
        Accounts payable                                     366           (322)
        Accrued expenses                                  (1,297)         1,544
        Unearned revenues                                    707           (947)
                                                        --------       --------
Net cash used in operating activities                     (3,631)        (4,359)
                                                        --------       --------

Cash flows from investing activities:
  Purchases of short-term investments                     (4,689)       (20,801)
  Sale of short-term investments                          13,412             --
  Purchases of property and equipment                     (1,335)          (463)
  Capitalized software development costs                  (1,556)          (206)
                                                        --------       --------
Net cash provided by (used in) investing
  activities                                               5,832        (21,470)
                                                        --------       --------

Cash flows from financing activities:
  Net proceeds from common stock issuance                     --         28,905
  Proceeds from employee stock purchase plan                 271             --
  Proceeds from option exercises                              33              9
  Principal payment on notes payable                          --         (4,000)
  Proceeds from note payable                                  --          1,000
  Payments on capital lease obligations                     (158)           (19)
                                                        --------       --------
Net cash provided by financing activities                    146         25,895
                                                        --------       --------

Increase in cash and cash equivalents                      2,347             66
Cash and cash equivalents, beginning of period             4,307          3,900
                                                        --------       --------
Cash and cash equivalents, end of period                $  6,654       $  3,966
                                                        ========       ========

Supplemental disclosure:
   Cash paid for interest                               $     40       $    139
                                                        ========       ========
   Capital equipment lease additions                    $    422       $    334
                                                        ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        OACIS HEALTHCARE HOLDINGS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1.       BASIS OF PRESENTATION

The financial statements included herein for Oacis Healthcare Holdings Corp. (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, the interim financial data presented includes all adjustments (which include only normal and recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for the three months and the nine months ended September 30, 1997 are not necessarily indicative of the operating results expected for the entire year. The financial statements included herein should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, included on Form 10-KSB filed with the SEC.

2.       PRO FORMA NET LOSS PER SHARE

Pro forma net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. In the period subsequent to the effective date of the Company's initial public offering which occurred on May 16, 1996, common equivalent shares consisting of stock options and stock warrants are antidilutive and have been excluded from the weighted average share computation. Common equivalent shares for the period before the effective date of the Company's initial public offering consist of convertible preferred stock (using the if-converted method), and stock options and warrants (using the treasury stock method), even though their effect is antidilutive, pursuant to a SEC Staff Accounting Bulletin.

3.       NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share." The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The Company will adopt the new standard in connection with its annual financial statements for the year ending December 31, 1997. The pro forma effect of adopting this statement for the three months and the nine months ended September 30, 1997 and 1996 was immaterial.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Background

  The Company develops, markets, licenses, installs, and supports clinical information systems primarily for major medical centers, hospitals and integrated healthcare delivery systems. In 1986, the Company introduced StatLAN, the initial version of the Company's clinical information system. In 1994, the Company introduced Oacis. Oacis is comprised of the Oacis Healthcare Network, which includes an interface engine, a clinical data repository, and an Enterprise Member/Patient Index, and Clinical Care applications, which facilitate the input and delivery of information at the point of care.

  Substantially all of the Company's revenues are currently derived from the licensing and installation of Oacis. The Company intends to focus its sales and marketing efforts on Integrated Delivery Systems ("IDSs"), which are a relatively new type of organization and which currently account for a small portion of the overall market for clinical information systems. The formation of IDSs and a general consolidation in the healthcare industry has a number of effects which include the creation of larger healthcare networks with greater market concentration. The Company believes that while such consolidation may result in an increase in demand for open architecture clinical information systems such as the Company provides, the near term effect of such consolidation reduces the resources available for IDSs to invest in clinical information systems until such time as the rate of consolidation slows. Accordingly, the Company believes that the market for the Company's product may continue to develop slowly in the near term and that sales cycles will continue to be long.

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

Revenue Recognition

  The Company's revenues consist of license fees for the perpetual use of its software, installation revenues associated with installing and configuring the software to meet specific customer needs, revenues from the sale of third-party hardware and software, and ongoing support services. The price of an Oacis system varies depending on a number of factors, including the modules licensed and the volume of outpatient visits and inpatient days for the customer organization, and generally ranges from more than nine hundred thousand dollars to a few million dollars. The Company resells third-party hardware and software pursuant to standard reseller agreements.

  Software license fee and installation services revenues from contracts where the Company is actively involved in the installation of the system, which are primarily in the United States and Canada, are recognized on a percentage of completion basis measured by the ratio of (i) labor hours incurred to install and configure the system to (ii) total estimated labor hours. The Company generally bills its installation services as the services are provided. Software license fees are generally billed in accordance with installation milestones. Accordingly, revenues recognized in advance of achieving billing milestones are recorded as unbilled accounts receivable and collections resulting from billing milestones achieved in advance of recognizing revenues are recorded as unearned revenues on the consolidated balance sheet. If the total estimated cost of a contract is expected to exceed the contract price, determined primarily by the installation component of the contract, the total estimated loss is charged to expense in the period the loss is identified. In addition, the Company recognizes license fee revenue from certain software components upon delivery when the Company has no significant obligations to install or enhance its products and collection of the license fees are probable.

  Software license revenues from contracts where the Company is not actively involved in the installation of the system, typically contracts outside of North America, are recognized as contract amounts become due and payable, typically on a milestone basis. In addition, revenue recognition on a contract milestone basis can have the effect of increasing quarterly revenue and earnings variability due to the size and timing of such milestones. Because the Company is not actively involved in these international installations, milestone attainment and consequently revenue recognition on these contracts may be delayed for reasons which include delays caused by the customer, or the Company's international partner, both of which are beyond the control of the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues

  In the three months ended September 30, 1997, total revenues decreased 11% to $5.9 million from $6.7 million in the three months ended September 30, 1996. Of these amounts, software license fee revenues increased 34% to $2.8 million, installation and support services revenues increased 46% to $2.2 million and third-party hardware revenue decreased 69% to $0.9 million. A significant portion of the increase in software license fee revenue was due to the timing of recognition of software license fees from international contracts as well as a license extension to an existing client where the Company had no significant obligation to install or enhance the Product. International revenues represented approximately 18% of total revenue for the current quarter and 7% for the same period in the prior year. The Company expects international revenues will remain a significant component of total revenues for the remainder of 1997. The increase in installation and support services revenues from the same quarter in 1996 was primarily due to a higher number of billable hours resulting from more installations in process. Support revenues contributed modestly to the increase. The decrease in third-party hardware and software revenues over the prior year third quarter was attributable to the mix and quantity of third party products sold in the quarter.

Cost of Revenues

  Cost of revenues were $3.0 million, or 50% of total revenues, in the three months ended September 30, 1997, compared to $3.8 million, or 57% of total revenues, in the three months ended September 30, 1996. Cost of installation and support services increased 27% to $1.9 million in the three months ended September 30, 1997 from $1.5 million in the three months ended September 30, 1996 as a result of an increase in the average number of installation personnel and the average cost of such personnel in addition to an increase in the use of
third party consultants to supplement the installation organization.   Gross
profit as a percentage of total revenues increased to 50% in the three months ended September 30, 1997 from 43% in the three months ended September 30, 1996. Gross profit on software license fees decreased to 90% from 96% due primarily to increases in international distributor fees and, to a smaller degree, increased amortization of software development costs. The Company anticipates that gross margins on software license fees will continue to decrease slightly in future periods due to increases in amortization of software development costs and may fluctuate on a quarter to quarter basis due to distribution fees which are tied to the timing of recognition of license fees from international customers. Gross profit on installation and support services increased to 15% for the third quarter 1997 from 2% in the prior year period due to an increase in margin contribution from the support organization as well as improved utilization rates in the installation organization partially offset by higher hourly costs and a higher component of low margin and nonbillable activities primarily related to the beta installations in process during the quarter. Gross profit on third-party hardware and software decreased to 12% in the three months ended September 30, 1997 from 28% in the three months ended September 30, 1996. The decrease in third-party hardware and software margins is primarily attributable to the mix of products sold and pricing programs available. The Company anticipates that third-party hardware and software gross margins in the three months ended September 30, 1997 are indicative of future third-party product margins, although quarterly third-party product gross margins are expected to continue to fluctuate due to changes in third-party product mix and pricing programs.

Sales and Marketing

  Sales and marketing expenses increased 11% to $1.5 million in the three months ended September 30, 1997 from $1.3 million in the three months ended September 30, 1996 and increased as a percentage of total revenues to 25% in the three months ended September 30, 1997 from 20% in the three months ended September 30, 1996. The increase in sales and marketing expenses was primarily attributable to higher headcount in both the sales and marketing functions in addition to higher commission expense resulting from the realization of certain project installation milestones. Additionally, during the quarter marketing expenses were lower due to recognition of reimbursements received under certain third-party reseller agreements. Quarterly sales and marketing expenses may fluctuate as a result of the timing of commission expense associated with new contract signings and project milestones.

Research and Development

  Research and development expenses, before software capitalization, increased 40% to $2.1 million in the three months ended September 30, 1997 from $1.5 million in the three months ended September 30, 1996 and increased as a percentage of revenue to 36% for the three months ended September 30, 1997 from 23% in the three months ended September 30, 1996. The increase in expenses was primarily attributable to increased headcount in order to meet the Company's development plan which encompasses new products and enhancements to existing products. Capitalized software was $495,000, or approximately 23% of research and development costs, for the three months ended September 30, 1997 as compared to $125,000, or approximately 8%, for the three months ended September 30, 1996. The higher software capitalization is due to an increase in the number of products in the latter stages of development.

General and Administrative

  General and administrative expenses increased 7% to $821,000 in the three months ended September 30, 1997 from $767,000 in the three months ended September 30, 1996, and increased to 14% as a percentage of revenue for the three months ended September 30, 1997 compared to 12% for the same period in the prior year. The increase in general and administrative expenses was due to increased headcount in addition to higher "Public Company" related expenses.


NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues

  In the nine months ended September 30, 1997, total revenues increased 20% to $17.6 million from $14.7 million in the nine months ended September 30, 1996. Of these amounts, software license fee revenues increased 43% to $7.1 million, installation and support services revenue increased 27% to $6.0 million and third-party hardware revenue decreased 10% to $4.4 million. A significant portion of the increase in software license fee revenue was due to the timing of recognition of software license fees from international contracts which represented approximately 15% of total revenue for the period. This compares with approximately 4% in the same period for the prior year. The Company expects international revenues will remain a significant component of total revenues. The increase in installation and support services revenues from the same period in 1996 was primarily due to a higher number of billable hours resulting from more installations in process as well as increased maintenance revenues resulting from new sites having completed installation and initiated maintenance. The decrease in third-party hardware and software revenues over the prior year was principally due to the mix and quantity of third-party products sold during the third quarter.

Cost of Revenues

  Cost of revenues were $9.3 million, or 53% of total revenues, in the nine months ended September 30, 1997, compared to $8.2 million, or 56% of total revenues, in the nine months ended September 30, 1996. Cost of installation and support services increased 18% to $4.9 million in the nine months ended September 30, 1997 from $4.2 million in the nine months ended September 30, 1996 as a result of an increase in the average number of installation personnel in addition to an increase in the use of third party consultants to supplement the installation organization. Gross profit as a percentage of total revenues increased to 47% in the nine months ended September 30, 1997 from 44% in the nine months ended September 30, 1996. Gross profit on software license fees decreased to 92% from 97% due primarily to increases in international distributor fees and, to a smaller degree, increased amortization of software development costs. The Company anticipates that gross margins on software license fees will continue to decrease slightly in future periods due to increases in amortization of software development costs and may fluctuate on a quarter to quarter basis due to distribution fees which are tied to the timing of recognition of license fees from international customers. Gross profit on installation and support services increased to 18% for the nine months ended September 30, 1997 from 12% in the prior year period due to improved margins in the support organization where expenses have remained flat but maintenance revenue has grown as new sites have completed installations and initiated maintenance. Improved utilization rates, in the installation organization partially offset by a higher component of lower margin and non billable activities primarily related to beta installations in process, have also contributed to the increase. Gross profit on third-party hardware and software was 14% in the nine months ended September 30, 1997 as compared to 23% for the same period for 1996. The decrease in third-party hardware and software margins is primarily attributable to the mix of products sold and pricing programs available.

Sales and Marketing

  Sales and marketing expenses increased 14% to $4.8 million in the nine months ended September 30, 1997 from $4.2 million in the nine months ended September 30, 1996 but decreased as a percentage of total revenues to 27% in the nine months ended September 30, 1997 from 29% in the nine months ended September 30, 1996. The increase in sales and marketing expenses was primarily attributable to increased headcount in both the sales and marketing functions in addition to higher commission expense offset by lower consulting expenses. Additionally, during the quarter marketing expenses were lower due to recognition of reimbursements received under certain third-party reseller agreements. Quarterly sales and marketing expenses may fluctuate as a result of the timing of commission expenses associated with new contract signings and project milestones.


Research and Development

  Research and development expenses, before software capitalization, increased 17% to $6.3 million in the nine months ended September 30, 1997 from $5.4 million in the nine months ended September 30, 1996 but decreased as a percentage of revenue to 36% for the nine months ended September 30, 1997 from 37% in the nine months ended September 30, 1996. The increase in expenses was primarily attributable to increased headcount and consulting costs in order to meet the Company's development plan which encompasses new products and enhancements to existing products. The year over year increase was net of $700,000 of acquisition costs for certain technology in the September 30, 1996 period. This technology, which forms the basis of the Oacis Enterprise Member/Patient Index ("EMPI"), a component of the Oacis Healthcare network, and the costs associated with the continuing development of that technology were charged to expense in the first quarter 1996 because the licensed technology had not reached technological feasibility and had no alternative future use when it was acquired. Capitalized software was $1.6 million, or approximately 25% of research and development costs for the nine months ended September 30, 1997 as compared to $206,000, or approximately 4%, for the nine months ended September 30, 1996. The higher software capitalization is due to an increase in the number of products in the latter stages of development.

General and Administrative

  General and administrative expenses decreased 1% to $2.7 million in the nine months ended September 30, 1997 from $2.7 million in the nine months ended September 30, 1996, and declined to 15% as a percentage of revenue for the nine months ended September 30, 1997 compared to 19% for the same period in the prior year. The decrease in general and administrative expenses was a result of certain non recurring expenses in the nine months ended September 30, 1996 offset by increased headcount and "Public Company" related expenses in the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1997 the Company's cash and cash equivalents and short-term investments totaled $16.8 million as compared to cash and equivalents of $23.1 million at December 31, 1996.

  In 1998 the Company will be relocating its corporate headquarters in conjunction with the expiration of its existing leases. The Company expects that capital expenditures related to this relocation and build out of its new headquarters will total approximately $3 million including costs for leasehold improvements and furnishing systems. The Company is evaluating lease and other financing sources for a portion of the capital required for this project.

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

NEW ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share." The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The Company will adopt the new standard in connection with its annual financial statements for the year ending December 31, 1997. The pro forma effect of adopting this statement for the three months and the nine months ended September 30, 1997 and 1996, was immaterial.

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

  HISTORY OF OPERATING LOSSES; UNCERTAIN PROFITABILITY. The Company has incurred a net loss of $4.6 million for the year ended December 31, 1996 and $3.1 million for the nine months ended September 30, 1997, and as of September 30, 1997 had an accumulated deficit of $24.9 million. The Company has not achieved consistent profitability on a quarterly basis and has not achieved annual profitability. The Company's prior operating history, consolidation and uncertainty in the healthcare industry, dependence on the emerging market for IDSs, dependence on Oacis as its principal product, long sales and installation cycles, and dependence upon key personnel and third parties, competition, and general economic and other factors make the prediction of future operating results difficult. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to achieve consistent revenue growth or achieve consistent profitability on a quarterly or annual basis.

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

  INTERNATIONAL SALES. The Company has licensed clinical information systems to customers located outside of the United States and expects to continue marketing its systems to foreign customers. In 1994 and 1995, revenues from international customers were immaterial, however, revenues from international customers accounted for approximately 4% of the total revenues in 1996 and in the first nine months of 1997 international revenues accounted for approximately 14% of total revenues. The Company expects that international revenues may continue to be a significant component of total revenues in future quarters. Accordingly, the Company's operating results may increasingly be subject to the risks inherent in international transactions, including difficulties in staffing and managing foreign sales operations, changes in regulatory requirements, exchange rates, tariffs or other barriers, and other factors including dependence on third-party distributors and installers of the Company's products. Additionally, due to the revenue recognition model used for international sales (sales outside of North America) this increasing reliance on international sales may result in higher quarter to quarter variability of software revenues.

   POTENTIAL VARIABILITY IN QUARTERLY OPERATING RESULTS. The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including the following: the Company's long salescycle; demand for the Company's systems, applications and services, including variability in demand, orders for and shipment of hardware; increasing dependence on international revenues, the number, timing and significance of announcements and releases of system enhancements and new applications by the Company and its competitors; the termination of, or a reduction in, offerings of the Company's systems, applications and services; the loss of customers due to consolidation in the health care industry; delays in installations requested by customers or caused by other factors; the timing of revenue recognition; the amount of backlog at the beginning of any particular quarter; customer budgeting cycles and changes in customer budgets; investments by the Company in marketing, sales, research and development, and administrative personnel necessary to support the Company's anticipated operations; marketing and sales promotional activities; software defects and other system quality factors; and general economic conditions. In particular, the timing of revenue recognition can be affected by many factors, including the timing of customer installation of the Company's systems. As a result of the relatively large size of each customer contract, combined with the Company's method of revenue recognition, quarterly results are likely to be significantly affected by small changes in the number of customer contracts in process during a particular quarter. There can be no assurance that the Company will not experience delays in recognizing revenue in the future, particularly considering the complexity and large scale of installations of the Company's systems. In addition, since purchase of the Company's systems generally involves a significant commitment of capital, any downturn in any potential customer's business or the economy in general, including changes in the health care market, could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's operating expense levels are relatively fixed and, to a large degree, are based on anticipated revenues. If revenues are below expectations, net income is likely to be disproportionately affected. Further, it is likely that in some future quarter the Company's unit sales volume, revenue, backlog or operating results will be below the expectations of public market analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially adversely affected.

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

PART II     OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS
   3.1(1)       Certificate of Incorporation of Registrant
   3.2(2)       Bylaws of Registrant.
   4.1(3)       Form of Common Stock certificate.
   10.1(3)      1996 Stock Plan and form of agreement thereunder.
   10.2(3)      1996 Director Option Plan and form of option agreement
                thereunder.
   10.3(3)      1996 Employee Stock Purchase Plan and form of subscription agreement thereunder.
   10.4(3)      Form of Indemnification Agreement  entered into between
                Registrant and its directors and executive officers.
   10.5(3)      Restated  Stockholders Agreement  dated as of  April 8,  1996 between  the Registrant  and certain stockholders.
   10.6(3)      Lease dated  August  30, 1990  for  facilities located  at 100
                Drake's  Landing Road,  Greenbrae, California, together with related expansion and extension agreements and work agreements.
   10.7(3)      Lease dated July 10, 1992 for facilities located in Atlanta,
                Georgia, together with an addendum thereto dated March 29, 1993.
   10.8(3)      Employment Agreement dated May 17, 1995 between Jim McCord and
                Oacis Healthcare Systems, Inc., a wholly-owned subsidiary of the
                Registrant ("Subsidiary").
   10.9(3)      Master Lease  Agreement and  Equipment Schedule  VL-1, each dated as  of March  1, 1996,  between Comdisco, Inc. and
                Subsidiary.
   10.11(3)     Standard form of Software License Agreement for the Oacis
                System.
   10.12(4)     Leases dated March 19, 1997 for  Facilities Located at 1101 5th
                Avenue, San Rafael,  Marin County, California
   11.1         Calculation of Pro Forma Net Loss Per Share filed herewith.
   21.1(3)      Subsidiaries of the Registrant.
   27.1         Financial Data Schedules filed herewith.


(1) Incorporated by reference from Exhibit 3.2 previously filed with the Company's Registration Statement on Form SB-2 (No. 33-02804-LA)

(2) Incorporated by reference from Exhibit 3.3 previously filed with the Company's Registration Statement on Form SB-2 (No. 333-02804-LA)

(3) Incorporated by reference from the same numbered exhibit previously filed with the Company's Registration Statement on Form SB-2 (No. 333- 02804-LA)

(4) Incorporated by reference from the same numbered exhibit previously filed with the Company's Form 10-KSB for the year ended December 31, 1996

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three months ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OACIS HEALTHCARE HOLDINGS CORP.

                                        (Registrant)
Date        November 12, 1997           /s/ Stephen F. Ghiglieri
                                        ---------------------------------------
                                        Stephen F. Ghiglieri Vice President,
                                        Finance and Administration, Chief
                                        Financial Officer and Secretary
                                        (Principal Financial and Accounting
                                                                    Officer)

Date        November 12, 1997           /s/ Jim McCord
                                        ---------------------------------------
                                        Jim McCord
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)

                                INDEX TO EXHIBITS

EXHIBIT NUMBER               DESCRIPTION                                PAGE

    11.1             Computation of Pro Forma Net Loss Per Share         20
    27.1             Financial Data Schedule                             21