Form 10KSB
period 1997-12-31
OACIS HEALTHCARE HOLDINGS CORP
filed 1998-03-31
CIK 1011671

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(MARK ONE)
[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(b) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [Fee Required]

        For the fiscal year ended   DECEMBER 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from __________ to _________

                         Commission file number 0-28170

                         OACIS HEALTHCARE HOLDINGS CORP.
                 (Name of small business issuer in its charter)

                     DELAWARE                                   04-3229774
           (State or other jurisdiction                      (I.R.S. Employer
          incorporation or organization)                  Identification Number)

100 DRAKE'S LANDING ROAD, SUITE 100, GREENBRAE, CA                 94904
      Address of principal executive offices)                   (Zip Code)


Issuer's Telephone Number  (415) 925-0121

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK,
                                                             $0.01 PAR VALUE

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]    No   [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

        The Registrant's revenues for its fiscal year ended December 31, 1997 were $24.9 million.

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $15,000,000 as of February 18, 1998, based upon the closing sale price of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of February 18, 1998, the Registrant had outstanding 10,333,916 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1998 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                         OACIS HEALTHCARE HOLDINGS CORP.

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
PART I

      Item  1.  Description of Business...................................  3
      Item  2.  Description of Property................................... 10
      Item  3.  Legal Proceedings......................................... 10
      Item  4.  Submission of Matters to a Vote of Security Holders....... 10


PART II

      Item  5.  Market for Common Equity and Related Stockholder Matters.. 11
      Item  6.  Management's Discussion and Analysis or Plan of Operations 12
      Item  7.  Financial Statements...................................... 24
      Item  8.  Changes In and Disagreements with Accountants on
                Accounting and Financial Disclosure....................... 38


PART III

      Item  9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance With Section 16(a) of the
                Exchange Act.............................................. 38
      Item 10.  Executive Compensation.................................... 38
      Item 11.  Security Ownership of Certain Beneficial Owners and
  .             Management................................................ 38
      Item 12.  Certain Relationships and Related Transactions............ 38
      Item 13.  Exhibits and Reports on Form 8-K.......................... 38

SIGNATURES ............................................................... 40

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Oacis Healthcare Holdings Corp., through its wholly owned subsidiary, Oacis Healthcare Systems, Inc. (together, the "Company") develops, markets, licenses, installs and supports flexible, enterprise wide, open architecture clinical information systems ("Oacis" or the "System"). Oacis is an "electronic medical record" that collects and transmits clinical, financial and demographic data from multiple information systems across the continuum of care including large hospitals, clinics, physician offices and other points of care throughout an integrated healthcare delivery system ("IDS"), integrates data from these systems into a patient-centered clinical data repository and provides applications with graphical user interfaces which enable physicians, nurses and other clinicians to view, manipulate and act on the information in real time at the point of care.

Oacis is:

o Designed on a flexible, open architecture that is designed to work with existing departmental and legacy systems enabling institutional providers of care to follow a "best of breed" approach to their departmental systems and preserve their investments in information systems rather than purchase entirely new systems.

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

The Company's products are in use by major medical centers, large hospitals and IDSs in the United States, Canada, Europe and Australia.

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

The Company's executive offices are located at 100 Drakes Landing Road, Suite 100, Greenbrae, California, 94904. Its telephone number is (415) 925-0121. During 1998, the Company will relocate its executive offices to 1101 Fifth Avenue, San Rafael, California. This relocation is expected to occur during the Company's third quarter.

PRODUCTS

Existing Products

   Oacis. The Oacis clinical information system incorporates both software and hardware systems that collect clinical, financial and demographic data from departmental information systems across the continuum of care including large hospitals, clinics, physician offices and other points of care throughout an IDS, and integrates that data into a patient-centered clinical data repository. This repository typically contains a wide variety of data gathered from existing departmental information systems, such as registration, scheduling, laboratory, radiology, pharmacy and accounting systems, as well as information entered by clinicians at the point of care.

Oacis provides access to this information through applications with graphical user interfaces that enable physicians, nurses and other clinicians to input, view and act on the data on a real-time basis.

        The Oacis system is comprised of two primary elements: the Oacis Healthcare Network, which supports the connectivity (integration) and storage (data repository) function of the system, and Oacis Clinical Care applications, which facilitate the input and delivery of clinical information at the point of care. The Oacis Healthcare Network and Oacis Clinical Care applications are typically integrated at the data and user interaction level and can be licensed as a system although each primary element contains modules which may be licensed separately. Customers may license all or some combination of the modules with the minimum initial license typically including the Oacis Data Repository, Gateway ++ and Clinical Display. For the years ended December 31, 1997, 1996 and 1995, substantially all of the Company's revenues were generated through licensing, installing and supporting the Oacis system.

        The Company's products are designed to utilize a multi-tier, distributed architecture. The Company's products that are in beta release and in development as listed below utilize the Oacis II Architecture. Oacis II Architecture takes greater advantage of available industry standards including the use of Corba distributed objects and utilizes a three tier or multi-tier design. This architecture is designed to internet enable Oacis applications developed using this architecture, enhance system scalability and performance in larger installations and facilitate the modularization of the Oacis system to enable easier integration of third party/partner applications into both the Oacis Healthcare Network and Oacis Clinical Care applications.

        The Oacis Healthcare Network modules which are commercially available include:

                MODULE                        DESCRIPTION
                ------                        -----------


Oacis Data Repository          The Oacis Data Repository ("ODR") is an
                               object-relational database designed to store and
                               manage a full range of clinical, financial, and
                               demographic data. The ODR organizes its data by
                               patient rather than by encounter and therefore is
                               designed to provide the basis for building
                               longitudinal, patient-centered electronic medical
                               records across the continuum of care. The ODR
                               data schema, called the "Service Model," provides
                               Oacis with the flexibility and scalability
                               required to meet the changing information
                               requirements of hospitals and IDSs. The ODR can
                               be configured and maintained using the Oacis
                               System Assistant, a database extension and
                               management tool that configures the ODR and
                               generates software code that operates on the
                               database.

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

            MODULE                           DESCRIPTION
            ------                           -----------
Enterprise Member/            The Enterprise Member/Patient Index ("EMPI") is
Patient Index                 designed to manage and reconcile duplicate medical
                              records coming from disparate information systems
                              that use different patient identifiers. EMPI is
                              designed to support those healthcare
                              organizations which have multiple and changing
                              sources of patient identification and
                              registrations and other situations where the same
                              population is served by more than one care
                              provider. EMPI is designed to detect multiple
                              patient identifiers across an enterprise for the
                              same patient or member, assigns a single patient
                              identifier for such patient or member and merges
                              patient data from multiple sources into one
                              comprehensive record in the clinical database.
                              EMPI is based on licensed technology.

        The Oacis Clinical Care applications which are generally available include:

                MODULE                   DESCRIPTION
                ------                   -----------
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

Clinical Documentation         Clinical Data Entry, the first in a series of
- Clinical Data Entry          applications addressing Clinical Documentation,
                               enables a clinical user to enter clinical data,
                               such as notes, results, vital signs, functional
                               status, and outcomes directly into the ODR.
                               Clinical Documentation is designed for keyboard
                               or mouse based input.

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

Products in Beta Release

        The Company has developed and is currently in the process of installing the beta version of the following new Oacis Clinical Care Applications:


                MODULE                                DESCRIPTION
                ------                                -----------
Oacis Order Management         Oacis Order Management is designed to provide
                               capability for the clinician to request services
                               or place clinical orders as clinical decisions
                               are being made in the in-patient, out-patient,
                               and ambulatory care setting. This application is
                               designed using a "trees and tabs" interaction
                               model which provides for improved user navigation
                               and is designed to be highly intuitive, thereby
                               requiring minimal physician training and use of
                               the keyboard. The application includes an order
                               communication function that is tightly integrated
                               with the Clinical Display application allowing
                               the physician to place an order while reviewing
                               clinical results and eliminates the need to learn
                               multiple systems. This product is expected to be
                               made generally available in mid year 1998.

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

Oacis Passport                 Passport is designed to enable clinicians to
                               explore the electronic medical record from remote
                               locations including over the Internet. Passport
                               is designed to provide access to the Oacis Data
                               Repository from multiple personal computing
                               hardware platforms using the Oacis Application
                               Server and standard browser technology thereby
                               reducing the need to replace existing desktop or
                               laptop technology. Passport is based on many of
                               the design principals found in Oacis Clinical
                               Display and enables patient data to be configured
                               and viewed according to each clinicians practice
                               patterns. This product is expected to be made
                               generally available in mid year 1998.

Enhancement to EMPI            The Company is currently developing an
                               enhancement to EMPI that incorporates both a 32
                               bit architecture and enhanced user interaction
                               model to the workstation and adds an unmerge
                               capability to the EMPI and Oacis Data
                               Repository products.

Product Development

        The Company's current product plan includes a number of new modules for the Oacis Healthcare Network and Oacis Clinical Care Applications. Products that are in various stages of design and development include: Pharmacy Order Management, an application designed to incorporate the pharmacy vocabulary management and third-party applications into the Oacis Order Management product; Pharmacy BestDose, an application being designed to integrate a third-party expert dosing product which contains a knowledge server (rules engine and pharmacy database) into the Oacis Order Management product. In addition, the Company is designing and currently plans to develop a clinical documentation system, Problem Management, Vocabulary Management, Clinical Decision Support and Protocols, Care Guidelines and patient Care Planning applications. Enhancements to EMPI include the addition of a screen scraping capability.

SERVICES

        The Company provides installation and support services to its customers. The Company typically provides services initially to install the Company's model system (Modelnet) and in certain cases provides assistance in the process of testing and validating the functionality of the system as well as the integration capabilities of the software for purposes of achieving software delivery and acceptance. These services are typically provided over the three to six month period following the execution of a contract. The Company also offers and generally does provide broader installation services which include project planning, hardware integration, interface development and testing, database specification and configuration, workflow engineering, screen design and configuration, integration testing and tuning and training customer personnel in system operation, maintenance and use. These services are typically provided as a supplement to the customer's internal information services department and are often performed in conjunction with the assistance of other third party consulting firms. The duration of an installation is dependent upon a number of factors including the extent of workflow re-engineering, clinical analysis and screen development desired by the customer as well as other factors, however the typical installation will take from 9 to 18 months.

        Increasingly, the Company is seeking to supplement its service delivery capability through partnerships with healthcare related consulting firms. During 1997, approximately 9% of the Company's billable hours for installation of the Oacis system were provided by third party consulting firms whose services were provided through Oacis. In March, 1998, the Company signed a multi-year agreement with Superior Consultant Company, Inc. to supplement Oacis's installation resources. The Company expects that the percentage of billable hours for installation of the Oacis system that are provided by third party consulting firms whose services are provided through Oacis will increase significantly in 1998.

        The Company also provides telephone and other support services to its customers 24 hours a day, seven days a week, after installation is complete, as well as other services such as customization services, technical and user training programs, network analysis and troubleshooting. The Company's customer support organization has historically been based in Atlanta, Georgia. In the fourth quarter of 1997, the Company initiated a plan to restructure its customer support organization. This restructure, which is expected to achieve operational efficiency and improve customer support, will include a relocation of the Customer support function to the Company's corporate headquarters in Marin County, California.

CUSTOMERS

        The Company's customers include hospitals, major medical centers and IDSs throughout the United States, Canada, Europe and Australia.

        The Company licenses its Oacis System and has licensed its StatLAN system and provides installation, training and support services to customers pursuant to the terms of a software license, installation and support agreement. Under the software license, installation and support agreements, the Company generally grants to the customer a non-exclusive and non-transferable right to use the system for data processing and related operations, and data storage, retrieval and manipulation, all in connection with providing health care services. In addition, the Company provides installation and training services pursuant to a workplan mutually created by the Company and the customer, and maintenance and support services which typically are provided on a renewable annual basis. Pursuant to these agreements, the customer is obligated to pay to the Company a fixed software license fee (payable in increments depending on the achievement of installation or software acceptance milestones), installation fees on a time and materials basis, training fees based on a price list of scheduled training courses, and fixed maintenance and support fees which typically initiate upon first production use of the system. The term of the software license is perpetual, although either party can generally terminate the license upon the material default, bankruptcy or insolvency of the other. The Company typically indemnifies its customers against all costs, damages and losses it may suffer based on a claim that the system infringes a third party's trade secret, U.S. patent or U.S. copyright, and the Company seeks to obtain indemnification from each customer against all costs, damages and losses incurred by the Company in connection with any claim arising out of or resulting from the use or operation of the system by the customer, including claims based on any theory of product liability. In addition, the Company typically warrants that its system will meet certain feature , function and performance criteria, including criteria concerning response time and system availability.

SALES AND MARKETING

        The Company sells its systems in North America through eight direct sales personnel supported by a staff of three clinical sales specialists and four client services account executives who conduct in-depth system presentations and demonstrations, and five sales support personnel who prepare sales proposals. The sales cycle for health care information systems is typically 12 to 18 months from initial contact to contract execution and can be lengthened by a number of factors, including merger and acquisition activity and general consolidation of healthcare organizations.

        In 1996, the Company entered into a marketing agreement with VHA, Inc. to market certain of the Company's products to its membership of approximately 1400 healthcare organizations in the United States. Marketing fees payable to VHA, Inc. as a result of contracts with VHA members are payable to VHA as cash payments are received by Oacis and are included in the Sales and Marketing expense in the Company's Statement of Operations.

        Outside of North America, the Company's products are sold through distribution arrangements which typically require minimal sales support from the Company. The Company currently has formal distribution and marketing relationships in Australia, New Zealand, and Norway. The Company has signed a Global Reseller Agreement with Andersen Consulting which allows Andersen Consulting to demonstrate and market the Oacis system in territories where no other formal distributor relationship exists. Under this agreement, Andersen Consulting may request distribution rights on a country by country basis with terms of the distribution rights to be negotiated separately for each country.

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

TECHNOLOGY

        General Architecture. The Oacis system is based on a distributed architecture called Oacis II utilizing distributed objects based on the CORBA and DCOM models. This model enables Oacis to distribute information processing across multiple computers and scale server and client hardware in increments to accommodate expansion and contraction in utilization. Servers perform all data management functions for the Oacis system and client workstations support the user interface for all application functions. Application logic is distributed across servers and workstations. This architecture is also designed to provide remote access to clinical information through various technologies, including LANs, WANs, phone lines, and the Internet.

        Hardware Platform. The Oacis Healthcare Network operates on Sun Microsystems and Hewlett-Packard servers designed for high volume, on-line transaction processing. The Company believes that it can port the Oacis Healthcare Network to other hardware platforms and intends to do so commensurate with market demand. The Oacis Clinical Care applications are designed to operate primarily on Intel-based Pentium class PC workstations.

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

As of December 31, 1997, the Company had 71 employees engaged in research and development activities including quality assurance and technical documentation publication. This represents an increase of 14 employees from December 31, 1996. For the years ended December 31, 1997, 1996 and 1995, the Company's research and development expenditures before capitalization of development costs were approximately $8.1 million, $6.9 million and $6.4 million, respectively. The Company capitalized $2,001,000, $506,000 and $275,000 of research and development expenses associated with the development of certain components of Oacis after technological feasibility had been established in 1997, 1996 and 1995, respectively.

COMPETITION

        The Company believes that the principal competitive factors for selecting a clinical information system are the system's ability to operate with and preserve existing departmental and legacy systems, ability to demonstrate the system in use at existing customer sites, ease of installation, clinical focus, reliability, flexibility, scalability, ease of use, functionality and price as well as the reputation, breadth of product offerings, size and financial stability of the system vendor.

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

GOVERNMENT REGULATION

        The United States Food and Drug Administration (the "FDA") is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Computer products are subject to regulation when they are used or are intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. The FDA could determine in the future that predictive applications of the Company's systems and applications make them clinical decision tools subject to FDA regulation. Medical devices are subject to regulation by the FDA, which requires, among other things, premarket notifications or approvals and compliance with labeling, registration and listing requirements, good manufacturing practices and records and reporting requirements. Compliance with these regulations could be burdensome, time consuming and expensive. The Company also could become subject to future legislation and regulations concerning the manufacture, marketing and function of medical devices and health care software systems. These could increase the cost and time necessary to market new products and could affect the Company in other respects not presently foreseeable. The Company cannot predict the effect of possible future legislation and regulation.

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

EMPLOYEES

        As of December 31, 1997, the Company had 194 employees, including 71 in research and development, 65 in installation and support services, 40 in sales and marketing and 18 in finance and administration. None of the Company's employees are represented by a labor organization, and the Company is not a party to any collective bargaining agreement. The Company has never had any employee strike or work stoppages and considers its relations with its employees to be good. The Company is reliant on highly skilled personnel in all facets of its business. Particularly with respect to research and development and installation personnel who typically have a mixture of computer programming and clinical skills, the market for such highly skilled personnel is extremely competitive and there can be no assurance that the Company will be able to hire the personnel it requires to complete its product development activities or install its products in accordance with its business plans either of which could result in a material adverse affect on the Company's business, financial condition and results of operations.

ITEM 2.  DESCRIPTION OF PROPERTY

        The Company leases approximately 34,000 square feet of office space in Greenbrae, California for its corporate headquarters. The Company also leases approximately 10,500 square feet of office space in Atlanta, Georgia for installation and support services. In March 1997, the Company entered into a lease for approximately 55,000 square feet of office space located in San Rafael, California, where it plans to relocate its corporate headquarters in the third quarter of 1998. The Company has extended its lease for its corporate headquarters and can continue to extend this lease until November 1, 1998 to accommodate the timing of its move to the new facility. The Company's office lease in Atlanta, Georgia expires in April 1998 and, pursuant to the Company's plans to restructure its customer support organization and relocate it from Atlanta, Georgia to the corporate headquarters in California, the Company has entered into a lease for approximately 2,800 square feet in Atlanta, Georgia. This space will be used primarily as a technical lab space to support field installation personnel working in that region.

ITEM 3.  LEGAL PROCEEDINGS

        There are no material legal proceedings involving the Company pending at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is traded on the Nasdaq National Market under the symbol "OCIS." As of February 18, 1998, there were approximately 76 holders of record of the Company's Common Stock. The Company has never paid any cash dividends on its capital stock. The Company currently intends to retain any future earnings to fund operations and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

        The following table sets forth, for the periods indicated, the range of the high and low sales prices for the Company's Common Stock as reported on the Nasdaq National Market.

                                      HIGH           LOW
                                      ----           ---
Fiscal 1997:
   First Quarter..............        7 3/4          4 3/4
   Second Quarter.............        6 1/2          4
   Third Quarter..............        9 1/8          5 1/2
   Fourth Quarter.............        8 1/8          3 1/4

                                      HIGH           LOW
                                      ----           ---
Fiscal 1996:
   Second Quarter.............       18 1/4         10 1/4
   Third Quarter..............       13 1/8          7 1/4
   Fourth Quarter.............       12 1/2          6 1/2

                      SELECTED CONSOLIDATED FINANCIAL DATA

        The following table summarizes certain financial data for the Company. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis or Plan of Operations" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB. The Company's historical operating results are not necessarily indicative of the results for any future period.

        STATEMENT OF OPERATIONS DATA:                     YEAR ENDED DECEMBER 31,
        (IN THOUSANDS, EXCEPT PER            --------------------------------------------------
         PER SHARE SHARE DATA)                   1997               1996               1995
                                             ------------       ------------       ------------

        Total revenue                        $     24,965       $     20,444       $     13,554
        Gross profit                               11,820             10,063              4,434
        Operating expenses                         17,049             15,480             13,635
        Loss from operations                       (5,229)            (5,417)            (9,201)
        Interest income(expense), net               1,098                844               (123)
        Net loss                                   (4,131)            (4,573)            (9,324)
        Basic and diluted net loss per share        (0.41)             (0.67)             (5.48)
        Weighted average common shares
          outstanding                          10,153,000          6,785,000          1,701,000

        BALANCE SHEET DATA:                               YEAR ENDED DECEMBER 31,
        (IN THOUSANDS)                       --------------------------------------------------
                                                 1997               1996               1995
                                             ------------       ------------       ------------
        Cash and short-term investments      $     15,649       $     23,141       $      3,900
        Working capital                            16,887             23,840              1,704
        Total assets                               31,191             32,712             11,878
        Long term obligations                         461                669              3,000

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

Background

        The Company develops, markets, licenses, installs, and supports clinical information systems primarily for major medical centers, hospitals and integrated healthcare delivery systems. In 1986, the Company introduced StatLAN, the initial version of the Company's clinical information system. In 1994, the Company introduced Oacis. Oacis is comprised of the Oacis Healthcare Network, which includes an interface engine, a clinical data repository and an Enterprise Member/Patient Index and Clinical Care applications, which facilitate the input and delivery of information at the point of care.

        Substantially all of the Company's revenues are derived from the licensing and installation of Oacis. The Company intends to focus its sales and marketing efforts on IDSs which currently account for a growing portion of the overall market for clinical information systems. The formation of IDSs and a general consolidation in the healthcare industry has a number of effects which include the creation of larger healthcare networks with greater market concentration. The Company believes that while such consolidation may result in an increase in demand for open architecture clinical information systems such as the Company provides, the near term effect of such consolidation reduces the resources available for IDSs to invest in clinical information systems until such time as the rate of consolidation slows. Accordingly, the Company believes that the market for the Company's products may continue to develop slowly in the near term and that sales cycles will continue to be long.

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

        Software license fee and installation services revenues from contracts where the Company is actively involved in the installation of the system, which are primarily in the United States and Canada, are recognized on a percentage of completion basis measured by the ratio of (i) labor hours incurred to attain certain installation milestones or software acceptance milestones to (ii) total estimated labor hours. The Company generally bills its installation services as the services are provided. Software license fees are generally billed in accordance with installation milestones. Accordingly, revenues recognized in advance of achieving billing milestones are recorded as unbilled accounts receivable and collections resulting from billing milestones achieved in advance of recognizing revenues are recorded as unearned revenues on the consolidated balance sheet. If the total estimated cost of a contract is expected to exceed the contract price, determined primarily by the installation component of the contract, the total estimated loss is charged to expense in the period the loss is identified. In addition, in certain transactions where existing customers seek to expand the license rights of previously licensed software, the Company recognizes license fee revenue from certain software components upon the granting of these expanded rights and when collection of the additional license fees are probable.

        Software license revenues from contracts where the Company is not actively involved in the installation of the system, typically contracts outside of North America, are recognized as contract amounts become due and payable by the international partner typically on a milestone basis. In addition, revenue recognition on a contract milestone basis can cause quarterly revenue and earnings variability due to the size and timing of such milestones. Because the Company is not actively involved in these international installations, milestone attainment and consequently revenue recognition on these contracts may be delayed for reasons which include delays caused by the customer, or the Company's international partner, both of which are beyond the control of the Company.

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

Sales to Major Customers

During the year ended December 31, 1997, one international customer accounted for 16% of the Company's revenue and at December 31, 1997, this customer accounted for 16% of total gross receivables. Two additional customers accounted for 10% and 12% of total gross receivables at December 31, 1997 both of which had significant third-party hardware and software purchases at year end. During 1996, two customers accounted for 17% and 11%, respectively, of the Company's revenue and at December 31, 1996, these customers accounted for 5% and 7%, respectively, of total receivables. One additional customer accounted for 10% of total receivables at December 31, 1996. During the year ended December 31, 1995 no customers accounted for 10% of revenue or 10% of total gross receivables at December 31, 1995.

Backlog

        The Company had backlog of $21.2 million and $13.8 million at December 31, 1997 and 1996, respectively. Backlog consists of the unrecognized portion of contractually committed software license fees, estimated installation fees, and maintenance and support fees. The Company adjusts the timing of an installation to accommodate customer needs and because a typical installation requires nine to 18 months to complete, there can be no assurance that the amounts in backlog will be recognized in the next 12 months. Due to the relative size of a typical system sale and installation contract compared to the Company's annual revenues, a termination or installation delay of one or more contracts could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Year 2000

        The Company has contracted with an independent third-party to evaluate its products for year 2000 compliance. The Company believes the cost associated with making necessary changes, if any, to its products will not have a material impact on its future operating results.

RESULTS OF OPERATIONS

        The following table sets forth the results of operations for the Company expressed as a percentage of total revenues for the years ended December 31, 1997, 1996 and 1995. The Company's historical operating results are not necessarily indicative of the results for any future period.

                                                            YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                        1997         1996         1995
                                                       -----        -----        -----
       Revenues:
         Software licenses ......................       41.2%        38.6%        25.0%
         Installation and support services.......       33.0         32.4         43.0
         Third-party hardware and software.......       25.8         29.0         32.0
                                                       -----        -----        -----
             Total revenues .....................      100.0        100.0        100.0
                                                       -----        -----        -----
       Cost of revenues:
         Software licenses ......................        3.7          1.2          1.0
         Installation and support services.......       26.6         27.5         38.6
         Third-party hardware and software.......       22.4         22.1         27.7
                                                       -----        -----        -----
             Total cost of revenues .............       52.7         50.8         67.3
                                                       -----        -----        -----
             Gross profit .......................       47.3         49.2         32.7
                                                       -----        -----        -----
       Operating expenses:
         Sales and marketing ....................       27.2         27.4         35.9
         Research and development ...............       24.5         31.2         44.9
         General and administrative .............       14.6         17.1         19.8
         Restructuring charges ..................        2.0          0.0          0.0
                                                       -----        -----        -----
             Total operating expenses ...........       68.3         75.7        100.6
                                                       -----        -----        -----
       Loss from operations .....................      (21.0)       (26.5)       (67.9)
       Interest income (expense), net ...........        4.4          4.1         (0.9)
                                                       -----        -----        -----
       Net loss .................................      (16.6)%      (22.4)%      (68.8)%
                                                       -----        -----        -----

YEAR ENDED DECEMBER 31, 1997 AND 1996

        Revenues

        In the year ended December 31, 1997, total revenues increased 22% to $25.0 million from $20.4 million in the year ended December 31, 1996. Of these amounts, software license fee revenues increased 30% to $10.3 million, installation and support service revenues increased 24% to $8.2 million and third-party hardware and software revenues increased 9% to $6.4 million. The increase in software license fee revenue was attributable in part to the timing of software license fee recognition from international contracts which represent approximately 16% of total revenues in 1997 as compared to 4% in 1996. Revenue on international contracts is recognized when amounts become due and payable, typically on a project milestone basis, and therefore the timing of recognition is difficult to predict as the Company is not actively involved in the installment process and such revenues are subject to significant quarterly variability. However, the Company expects that international revenues may continue to be a significant component of total revenues. The increase in installation and support services revenue in 1997, as compared to 1996, was due to a higher number of billable hours resulting from more installations in process as well as additional special services business at existing live customer sites. Maintenance revenue also contributed significantly to the year over year growth as new sites completed installation and initiated maintenance. The increase in third-party hardware and software revenue was due to an increase in the average size and total number of third-party sales transactions.

        Cost of Revenues

        Cost of revenues were $13.1 million, or 53% of total revenues in the year ended December 31, 1997, compared to $10.4 million, or 51% of total revenues in the year ended December 31, 1996. Cost of software license fee revenue increased 264% to $917,000 in the year ended December 31, 1997, due to an increase in distributor fees related to international revenues as well as an increase in amortization of capitalized software development costs. Cost of installation and support services increased 18% to $6.6 million in the year ended December 31, 1997 from $5.6 million in the year ended December 31, 1996, due to an increase in the average number of personnel during 1997 as well as increased consulting costs related to third-party installation personnel. Gross profit as a percentage of revenue decreased to 47% in 1997 from 49% in 1996 as a result of lower margins in both software license fee and third party product revenues offset by a shift in revenue mix to higher margin software license fee revenue. Gross profit for software license fees, installation and support services, and third-party hardware and software products totaled 91%, 19% and 13% respectively during the year ended December 31, 1997 as compared to 97%, 15% and 24%, respectively, during the year ended December 31, 1996. Gross profit on software license fees decreased year over year due to the increase in international distributor fees and, to a smaller degree, an increase in amortization of software development costs during 1997. Gross profit on installation and support service revenues increased primarily due to improved margins in the support organization where expenses have remained flat but maintenance revenue has increased as new sites have completed installation and initiated maintenance. Gross profit on third-party hardware and software products decreased due to the mix of third-party products sold and the pricing programs available. The Company anticipates that its third-party hardware and software product gross margins will approximate 1997 levels in future periods due to increased competitive pressures for third-party pricing as well as changes in certain third-party pricing programs.

        Sales and Marketing

        Sales and marketing expenses increased 21% to $6.8 million in the year ended December 31, 1997 from $5.6 million in the year ended December 31, 1996, but remained consistent as a percentage of total revenue at 27% on a year over year basis. The increase in sales and marketing expenses resulted from an increase in personnel, an increase in travel related expenses resulting from increased sales prospecting activity, and an increase in commission expense resulting from sales activity. These increases were offset by lower consulting expenses during 1997. The Company anticipates greater quarterly variability in sales and marketing expenses as a result of the timing of marketing fees associated with VHA member contracts.

        Research and Development

        Research and development expenses, before software capitalization, increased 18% to $8.1 million in the year ended December 31, 1997 from $6.9 million in the year ended December 31, 1996 and decreased as a percentage of total revenues from 34% in the year ended December 31, 1996 to 32% in the year ended December 31, 1997. The increase in research and development expenses was primarily attributable to increased headcount and consulting costs in order to meet the Company's development plan which encompassed new products and enhancements to existing products. Included in the 1996 period was $700,000 of acquisition costs for certain technology. This acquired technology, which forms the basis of the Oacis Enterprise Member/Patient Index ("EMPI"), a component of the Oacis Healthcare Network, and the costs associated with this technology were charged to expense in the first quarter 1996 because the licensed technology had not yet reached technological feasibility and had no alternative future use. The Company capitalized $2,001,000 of software development costs representing 25% of total 1997 research and development expenses. During 1996, the Company capitalized $506,000 in software development costs representing 7% of 1996 development expenditures. The year over year increase in software capitalization is due to an increase in the number of products in the latter stages of development. The Company expects its software capitalization to continue at or near 1997 levels throughout 1998.

        General and Administrative

        General and administrative expenses increased 4% to $3.6 million in the year ended December 31, 1997 from $3.5 million in the year ended December 31, 1996, but decreased as a percentage of total revenues to 15% in the year ended December 31, 1997 from 17% in the year ended December 31, 1996. The increase in general and administrative expenses was a result of an increase in personnel related costs and "Public Company" related costs offset by lower consulting costs and certain non-recurring expenses included in the period ended December 31, 1996.

        Restructuring Charge

        In the fourth quarter of 1997, the Company initiated a plan to restructure its customer support organization, which has historically been located in Atlanta, Georgia. The restructure which is expected to achieve operational efficiencies and improve customer support will include a relocation of the customer support function to the Company's headquarters in Marin County, California. The restructuring charge of $520,000 recognized at the end of 1997 primarily relates to severance costs, write-off of undepreciated assets and rent expense.

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

        Sales and Marketing

        Sales and marketing expenses increased 15% to $5.6 million in the year ended December 31, 1996 from $4.9 million in the year ended December 31, 1995, and decreased as a percentage of total revenue from 36% in 1995 to 27% in 1996. The increase in sales and marketing expenses was a result of an increase in personnel, an increase in travel related expenses resulting from increased sales prospecting activity, and an increase in consulting and advertising related expenses offset by a decrease in commission expenses resulting from changes in the Company's sales incentive compensation programs. In 1996, the Company implemented a new commission structure which extended the period over which commissions are earned. Accordingly, the Company recognizes commission expenses as earned over the contract term.

        Research and Development

        Research and development expenses increased 5% to $6.4 million in the year ended December 31, 1996 from $6.1 million in the year ended December 31, 1995 and decreased as a percentage of total revenues from 45% in the year ended December 31, 1995 to 31% in the year ended December 31, 1996. The increase in research and development expenses was primarily attributable to the acquisition (license) costs of certain technology which forms the basis of the Oacis Enterprise Member/Patient Index ("EMPI"), a component of the Oacis Healthcare Network, and the costs associated with the continuing development of that technology offset by increased levels of software capitalization during 1996. Because the licensed technology had not reached technological feasibility and had no alternative future use, the $700,000 license fee was charged to expense in the first quarter of 1996. Additionally, during 1996 the Company capitalized $506,000 of software development costs representing 7% of total 1996 development expenditures. During 1995, the Company capitalized $275,000 in software development costs representing 5% of 1995 development expenditures. Excluding the impact of the licensed technology and software capitalization, research and development expenses decreased 3% in the year ended December 31, 1996 over the same period in 1995 as a result of lower personnel costs partially offset by higher consulting costs.

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

QUARTERLY RESULTS OF OPERATIONS

        The following table presents the Company's operating results for the eight quarters in the period ended December 31, 1997. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-KSB. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the Notes thereto appearing elsewhere in this Form 10-KSB. These operating results are not necessarily indicative of the results for any future period.

        The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including the following: the Company's long sales cycle; the timing of revenue recognition including the timing of international revenue recognition and domestic license expansion and site license activity; demand for the Company's systems, applications and services, including variability in demand and orders for the third-party hardware and software; the number, timing and significance of announcements and releases of system enhancements and new applications by the Company and its competitors; the termination of, or a reduction in, offerings of the Company's systems, applications and services; the loss of customers due to consolidation in the healthcare industry or caused by other factors; the amount of backlog at the beginning of any particular quarter; customer budgeting cycles and changes in customer budgets; investments by the Company in marketing, sales, research and development and administrative personnel necessary to support the Company's anticipated operations; marketing and sales promotional activities; software defects and other system quality factors; and general economic conditions. Additionally, the Company's revenues have varied significantly due to the timing of third-party product revenues however, the impact on quarterly operating results from the variability has not been significant due to generally low margin contribution from this revenue.

                                                            QUARTERLY FINANCIAL RESULTS
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  ---------------------------------------------------
                                                                  1997 QUARTER ENDED
                                                  ---------------------------------------------------
                                                  MARCH 31      JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                  --------      -------    ------------   -----------
        Total revenue                             $ 4,797       $ 6,861       $ 5,944       $ 7,363
        Non third-party product revenue             3,398         4,751         5,014         5,360
        Gross margin                                2,061         3,264         2,972         3,523
        Net loss                                   (1,645)         (644)         (763)       (1,079)
        Basic and diluted net loss per share        (0.16)        (0.06)        (0.07)        (0.11)

                                                             1996 QUARTER ENDED
                                             ---------------------------------------------------
               1996 QUARTER ENDED            MARCH 31      JUNE 30    SEPTEMBER 30   DECEMBER 31
               ------------------            --------      -------    ------------   -----------
        Total revenue                        $ 3,905       $ 4,097       $ 6,651       $ 5,791
        Non third-party product revenue        2,980         3,129         3,604         4,800
        Gross margin                           1,735         1,871         2,888         3,569
        Net income (loss)                     (2,850)       (1,989)         (246)          512
        Basic and diluted net income
          (loss) per share                     (1.64)        (0.32)        (0.02)         0.05

Liquidity and Capital Resources

        At December 31, 1997 the Company's cash and cash equivalents and short-term investments totaled $15.6 million as compared to $23.1 million at December 31, 1996. The Company completed an initial public offering of 3,220,000 shares of Common Stock on May 16, 1996 at $10.00 per share resulting in net proceeds to the Company of $28.9 million. Subsequent to the closing of this offering, the Company repaid $4.0 million in long-term obligations.

        During 1997, the Company invested $2,253,000 in capital expenditures primarily related to computers and office equipment. Of this amount $423,000 was acquired under a capital lease agreement with Comdisco, Inc. ("Comdisco"). The Company expects that its capital expenditures will increase in 1998 due primarily to anticipated expenditures for leasehold improvements associated with the relocation of the Company's Corporate headquarters as well as continued investment in computers and technology in support of the Company's product development and operation objectives. The Company expects its capital expenditures in 1998 to approximate $3.5 million, the majority of which is expected to be financed through a $3.0 million non-revolving term loan which is secured by the Company's cash and short-term cash investments.

        In April 1996, the Company entered into a master lease agreement with Comdisco which enabled the Company to finance the purchase of new equipment, or sell and lease back certain existing equipment, up to an aggregate of $1.0 million. The lease term is 42 months from the date of funding, and the annual interest rate is 8.5%. As of December 31, 1997, $1,000,000 of new equipment was financed under this agreement.

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

New Accounting Pronouncements

        In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The disclosures prescribed by SFAS 130 will be reflected in the Company's financial statements for the year ending December 31, 1998.

        In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosures prescribed by SFAS 131 will be reflected in the Company's financial statements for the year ending December 31, 1998.

        In October 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition," which the Company currently intends to adopt for transactions entered into in the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". Retroactive application of the provision of this SoP is prohibited. Historically, the Company has accounted for the majority of its software license fee revenue under Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," accordingly the Company believes that the adoption of SoP 97-2 will not have a significant impact on its revenue recognition accounting policies.

FACTORS AFFECTING OPERATING RESULTS

        This report on Form 10-KSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth below.

        HISTORY OF OPERATING LOSSES; UNCERTAIN PROFITABILITY. The Company has incurred net losses of $4.1 million, $4.6 million and $9.3 million for the years ended December 31, 1997, 1996 and 1995, respectively and at December 31, 1997 had an accumulated deficit of $26 million. The Company has not achieved consistent profitability on a quarterly basis and has not achieved annual profitability. The Company's prior operating history, consolidation and uncertainty in the healthcare industry, dependence on the emerging market for IDSs, dependence on Oacis as its principal product, long sales and installation cycles, development of international sales opportunities, and dependence upon key personnel and third parties, competition, and general economic and other factors make the prediction of future operating results difficult. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to achieve consistent revenue growth or achieve profitability on a quarterly or annual basis.

        CONSOLIDATION AND UNCERTAINTY IN THE HEALTH CARE INDUSTRY, DEPENDENCE ON EMERGING MARKET FOR IDSs. Many health care providers are consolidating to create larger health care networks and IDSs with greater market concentration. The Company focuses its sales and marketing efforts primarily on IDSs, which currently account for a growing portion of the overall market for clinical information systems. The Company believes that consolidation and formation of IDSs will continue and may ultimately result in an increase in demand for open architecture clinical information systems such as the Company provides, and accordingly focuses its sales and marketing efforts on this market. However, the near term effect of such consolidation includes reducing the resources available for IDSs to invest in clinical information systems until such time as the rate of consolidation slows. Accordingly, the Company believes that the market for the Company's products may continue to develop slowly in the near term and that sales cycles will continue to be long. In addition, continued consolidation could erode the Company's existing customer base and reduce the size of the Company's target market. Additionally, the resulting enterprises could have greater bargaining power, which could lead to price erosion of the Company's systems and services. The reduction in the size of the Company's target market resulting from industry consolidation or delays in purchasing clinical information systems due to industry consolidation or the failure of the Company to maintain adequate price levels could have a material adverse effect on the Company's business, financial condition and results of operations. The health care industry also is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of health care industry participants. During the past several years, the United States health care industry has been subject to an increase in governmental regulation and reform proposals. These reforms may increase governmental involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company's customers. Health care industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's systems and services. The failure of the Company to maintain adequate price levels or sales as a result of legislative or market-driven reforms could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The time required to install the Company's systems can vary significantly depending on the needs and skill sets of its customers. Installation of an Oacis system typically requires nine to 18 months, depending on a number of factors including the size of the customer, the system licensed, the number of legacy systems to be interfaced, the degree of customization requested by the customer and the customer's installation schedule. This period may be longer if unforeseen technical, integration or other problems arise during the installation process, if the Company has insufficient trained installation personnel to handle several installations simultaneously, if the Company is unable to contract with third parties to provide supplemental installation resources, or if a customer decides to delay the installation schedule. Due to this long installation cycle, the Company's future results of operations depend in large part on maintaining efficient and timely installation procedures, particularly since a typical system license and installation contract is relatively large compared to the Company's annual revenues. In addition, payments to the Company are dependent upon achievement of certain installation or software acceptance milestones, the achievement of which can be dependent upon the customer and other third-parties. If installation is delayed, then payments and revenue recognition may also be delayed. Any failure by the Company to install its clinical information systems on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

        INTERNATIONAL SALES. The Company has licensed clinical information systems to customers located outside of the United States and expects to continue marketing its systems to foreign customers. In 1994 and 1995, revenues from international customers were immaterial, however, revenues from international customers accounted for approximately 4% of the total revenues in 1996 and 16% of total revenues in 1997. The Company expects that international revenues may continue to be a significant component of total revenues in future quarters. Accordingly, the Company's operating results may increasingly be subject to the risks inherent in international transactions, including difficulties in staffing and managing foreign sales operations, changes in regulatory requirements, exchange rates, tariffs or other barriers, and other factors including dependence on third-party distributors and installers of the Company's products. Additionally, due to the revenue recognition model used for international sales (sales outside of North America) this increasing reliance on international sales may result in higher quarter to quarter variability of software revenues.

        POTENTIAL VARIABILITY IN QUARTERLY OPERATING RESULTS. The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including the following: the Company's long sales cycle; demand for the Company's systems, applications and services, including variability in demand, orders for and shipment of hardware; increasing dependence on international revenues; the number, timing and significance of announcements and releases of system enhancements and new applications by the Company and its competitors; the termination of, or a reduction in, offerings of the Company's systems, applications and services; the loss of customers due to consolidation in the health care industry; delays in installations requested by customers or caused by other factors; the timing of revenue recognition; the amount of backlog at the beginning of any particular quarter; customer budgeting cycles and changes in customer budgets; investments by the Company in marketing, sales, research and development, and administrative personnel necessary to support the Company's anticipated operations; marketing and sales promotional activities; software defects and other system quality factors; and general economic conditions. In particular, the timing of revenue recognition can be affected by many factors, including the timing of customer attainment of software acceptance or installation milestones. As a result of the relatively large size of each customer contract, combined with the Company's method of revenue recognition, quarterly results are likely to be significantly affected by small changes in the number of customer contracts in process during a particular quarter. There can be no assurance that the Company will not experience delays in recognizing revenue in the future, particularly considering the complexity and large scale of installations of the Company's systems. In addition, since purchase of the Company's systems generally involves a significant commitment of capital, any downturn in any potential customer's business or the economy in general, including changes in the health care market, could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's operating expense levels are relatively fixed and, to a large degree, are based on anticipated revenues. If revenues are below expectations, net income is likely to be disproportionately affected. Further, it is likely that in some future quarter the Company's unit sales volume, revenue, backlog or operating results will be below the expectations of public market analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially adversely affected.

        HIGHLY COMPETITIVE MARKET. Competition in the market for clinical information systems and services is intense and is expected to increase. The Company's competitors include other providers of health care information systems and services, and health care consulting firms. The Company's principal competitors include 3M Health Information Systems, Cerner Corporation, HBO & Company, HealthVISION, Inc. and Shared Medical Systems Corporation. Furthermore, other major health care information companies not presently offering clinical information systems may enter the Company's markets. Increased competition could result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the health care industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

        NEED TO MANAGE CHANGING OPERATIONS; DEPENDENCE UPON KEY PERSONNEL. The Company's anticipated future operations may place a strain on its management systems and resources. The Company expects that it will be required to continue to improve its financial and management controls, reporting systems and procedures, and will need to expand, train and manage its work force. There can be no assurance that the Company will be able to effectively manage these tasks, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to hire additional installation, research and development and sales personnel in 1998 and beyond. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. If the Company is unable to hire and retain such personnel, particularly those in key positions, the Company's business, financial condition and results of operations could be materially adversely affected. The Company's future success also depends in significant part upon the continued service of its executive officers and other key sales, marketing, development and installation employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has historically experienced turnover in certain key positions of the Company and high turnover in general. Additions of new and departures of existing personnel can be disruptive and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is seeking to supplement its service delivery capability through partnerships with healthcare related consulting firms. There can be no assurance that the Company will be successful in incorporating third-party consulting services into its existing services operations. Failure by the Company to incorporate third-party consulting services into its existing services operations could have a material adverse affect on the Company's business, financial condition and results of operations.

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

        YEAR 2000. Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company along with an independent third-party consultant is assessing both the internal readiness of its computer systems and the compliance of its computer products and software sold to customers for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could impact the timing of installations and have an adverse effect on future results of operations.

        The Company is also assessing the possible effects on the Company's operations of the year 2000 readiness of key suppliers and subcontractors. The Company's reliance on suppliers and subcontractors, and, therefore, on the proper functioning of their information systems and software, means that failure to address year 2000 issues could have a material impact on the Company's operations and financial results; however, the potential impact and related costs are not known at this time. Additionally, Oacis' customers are currently assessing their own systems and those of vendors for compliance with Year 2000. Installation work required by customers to implement Year 2000 releases may distract customers attention from acquiring and installing Oacis' Systems. Such distraction could have a material adverse affect on future results of operations.

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

        PRODUCT LIABILITY AND MEDICAL MALPRACTICE. The Company's clinical information systems provide clinical information used by clinicians in the diagnosis and treatment of patients. Any failure by the Company's systems to provide accurate, reliable and timely information, or to adequately protect the confidentiality of the information, could result in claims against the Company. The Company maintains insurance to protect against claims associated with the use of its systems, but there can be no assurance that its insurance coverage would adequately cover any claims asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. Even unsuccessful claims could result in the Company's expenditure of funds in litigation and diversion of management time and resources. There can be no assurance that the Company will not be subject to product liability or medical malpractice claims that will result in liability in excess of its insurance coverage, that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates.

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

ITEM 7.   FINANCIAL STATEMENTS

Report of Independent Accountants

Consolidated Financial Statements:

         Balance Sheets - December 31, 1997 and 1996

         Statement of Operations - Years Ended December 31, 1997, 1996 and 1995

         Statement of Shareholders' Equity - Years Ended December 31, 1997, 1996 and 1995

         Statement of Cash Flows - Years Ended December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

(All other schedules are omitted because they are not applicable, not required or the information required to be set forth therein is included in the financial statements or in the notes thereto.)

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Oacis Healthcare Holdings Corp.

        In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Oacis Healthcare Holdings Corp. and its subsidiary, at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PRICE WATERHOUSE LLP
San Jose, California
January 9, 1998

                         OACIS HEALTHCARE HOLDINGS CORP.
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                 DECEMBER 31,
                                                           -----------------------
                                                             1997          1996
                                                           --------       --------
                                     ASSETS

Current assets:
    Cash and cash equivalents ..........................   $  5,962       $  4,307
    Short-term investments .............................      9,687         18,834
    Accounts receivable, net ...........................      8,276          6,449
    Other current assets ...............................      1,149            308
                                                           --------       --------
         Total current assets ..........................     25,074         29,898
Property and equipment, net ............................      3,341          2,143
Capitalized software, net ..............................      2,382            667
Other assets ...........................................        394              4
                                                           --------       --------
         Total assets ..................................   $ 31,191       $ 32,712
                                                           ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...................................   $  1,784       $    620
    Accrued expenses ...................................      2,818          3,113
    Unearned revenue ...................................      3,585          2,325
                                                           --------       --------
         Total current liabilities .....................      8,187          6,058
                                                           --------       --------
Long-term obligations ..................................        461            669
                                                           --------       --------

Commitments (Note 13)

Stockholders' equity:
    Preferred Stock, $0.01 par value; 5,000,000 shares
      authorized; none issued and outstanding ..........         --             --
    Common Stock, $0.01 par value, 30,000,000 shares
      authorized; 10,330,000 and 10,064,000, shares
      issued and outstanding............................        103            101
    Additional paid-in capital .........................     48,542         47,905
    Accumulated deficit ................................    (26,002)       (21,871)
    Deferred stock compensation ........................       (100)          (150)
                                                           --------       --------
         Total stockholders' equity ....................     22,543         25,985
                                                           --------       --------
         Total liabilities and stockholders' equity ....   $ 31,191       $ 32,712
                                                           ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         OACIS HEALTHCARE HOLDINGS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands, except share data)


                                                             YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                    1997               1996               1995
                                                ------------       ------------       ------------
Revenues:
    Software licenses ....................      $     10,291       $      7,887       $      3,388
    Installation and support services ....             8,232              6,626              5,825
    Third-party hardware and software ....             6,442              5,931              4,341
                                                ------------       ------------       ------------
         Total revenues ..................            24,965             20,444             13,554
                                                ------------       ------------       ------------

Costs of revenues:
    Software licenses ....................               917                252                124
    Installation and support services ....             6,645              5,610              5,237
    Third-party hardware and software ....             5,583              4,519              3,759
                                                ------------       ------------       ------------
         Total cost of revenues ..........            13,145             10,381              9,120
                                                ------------       ------------       ------------
Gross profit .............................            11,820             10,063              4,434
                                                ------------       ------------       ------------
Operating expenses:
    Sales and marketing ..................             6,782              5,614              4,874
    Research and development .............             6,109              6,375              6,080
    General and administrative ...........             3,638              3,491              2,681
    Restructuring charge .................               520                  -                  -
                                                ------------       ------------       ------------
         Total operating expenses ........            17,049             15,480             13,635
                                                ------------       ------------       ------------

Loss from operations .....................            (5,229)            (5,417)            (9,201)

Interest income(expense), net ............             1,098                844               (123)
                                                ------------       ------------       ------------
Net loss .................................      $     (4,131)      $     (4,573)      $     (9,324)
                                                ============       ============       ============

Basic and diluted net loss per share .....      $      (0.41)      $      (0.67)      $      (5.48)
                                                ============       ============       ============

Weighted average common shares outstanding        10,153,000          6,785,000          1,701,000
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

                         OACIS HEALTHCARE HOLDINGS CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Amounts in thousands, except share data)


                                      PREFERRED STOCK      COMMON STOCK     ADDTIONAL              DEFERRED      TOTAL
                                    ------------------  -------------------  PAID-IN  ACCUMULATED    STOCK     STOCKHOLDERS'
                                      SHARES    AMOUNT    SHARES    AMOUNT   CAPITAL    DEFICIT   COMPENSATION    EQUITY
                                    ----------  ------  ----------  -------  -------- ----------- ------------ -------------
Balance at December 31, 1994....     2,950,000  $   29   1,327,000  $    13  $  5,792   $ (7,974)               $(2,140)

Issuance of Series A
     Preferred Stock, net.......       838,000       8                          1,499                             1,507
Issuance of Series B
     Preferred Stock, net.......     6,229,000      62                         10,875                            10,937
Issuance of Common  Stock,
     net........................                           377,000        3       167                               170
Exercise of stock options.......        50,000       1      28,000        1        98                               100
Deferred stock compensation.....                                                  200               $   (200)        --
Net loss........................                                                          (9,324)                (9,324)
                                    ----------  ------  ----------  -------  --------   --------    --------    -------
Balance at December 31, 1995....    10,067,000     100   1,732,000       17    18,631    (17,298)       (200)     1,250

Conversion of Series A
     Preferred Stock to
     Common Stock...............    (3,838,000)    (38)  1,919,000       19        19                                --
Conversion of Series B
     Preferred Stock to
     Common Stock...............    (6,229,000)    (62)  3,115,000       31        31                                --
Issuance of Common Stock,
     net........................                         3,220,000       32    28,865                            28,897
Net loss........................                                                          (4,573)                (4,573)
Common Stock issued for
     services...................                             5,000
Exercise of stock options.......                            28,000        1        12                                13
Employee Stock Purchase Plan....                            45,000        1       347                               348
Amortization of deferred
     stock compensation.........                                                                          50         50
                                    ----------  ------  ----------  -------  --------   --------    --------    -------
Balance at December 31, 1996....            --      --  10,064,000      101    47,905    (21,871)       (150)    25,985

Exercise of stock option........                           104,000        1        54                                55
Employee Stock Purchase Plan....                           162,000        1       583                               584
Amortization of deferred
     stock compensation.........                                                                          50         50
Net loss........................                                                          (4,131)                (4,131)
                                    ----------  ------  ----------  -------  --------   --------    --------    -------
Balance at December 31, 1997....            --  $   --  10,330,000  $   103  $ 48,542   $(26,002)   $   (100)   $22,543
                                    ==========  ======  ==========  =======  ========   ========    ========    =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         OACIS HEALTHCARE HOLDINGS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                                 YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                           1997           1996           1995
                                                         --------       --------       --------
Cash flows from operating activities:
Net loss ..........................................      $ (4,131)      $ (4,573)      $ (9,324)
Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization .................         1,341          1,164          1,535
    Stock compensation expense ....................            50             50              -
    Acquired in-process research
       and development ............................             -            700              -
Changes in assets and liabilities:
    Accounts receivable, net ......................        (1,827)        (1,344)        (1,129)
    Other current assets ..........................          (841)            19           (209)
    Other assets ..................................          (390)            (4)             -
    Accounts payable ..............................         1,164         (1,105)           515
    Accrued expenses ..............................          (698)           (92)         1,060
    Unearned revenues .............................         1,260           (926)         1,265
                                                         --------       --------       --------
Net cash used in operating activities .............        (4,072)        (6,111)        (6,287)
                                                         --------       --------       --------

Cash flows from investing activities:
    Purchase of property and equipment ............        (1,830)          (344)          (718)
    Purchase of short-term investments ............        (6,127)       (22,769)             -
    Sale of short-term investments ................        15,274          3,935              -
    Capitalized software development costs ........        (2,001)          (506)          (275)
                                                         --------       --------       --------
Net cash provided by (used in) investing activities         5,316        (19,684)          (993)
                                                         --------       --------       --------
Cash flows from financing activities:
    Net proceeds from Common Stock issuance .......             -         28,897            170
    Net proceeds from Preferred Stock issuance ....             -              -         12,444
    Proceeds from employee stock purchase plan ....           584            348              -
    Proceeds from options exercises ...............            55             13            100
    Principal payment on note payable .............             -         (4,000)        (1,735)
    Payments under capital leases .................          (228)           (56)             -
    Proceeds from notes payable ...................             -          1,000              -
                                                         --------       --------       --------
Net cash provided by financing activities
                                                              411         26,202         10,979
                                                         --------       --------       --------
Increase in cash and cash equivalents .............         1,655            407          3,699
Cash and cash equivalents, beginning of period ....         4,307          3,900            201
                                                         --------       --------       --------
Cash and cash equivalents, end of period ..........      $  5,962       $  4,307       $  3,900
                                                         ========       ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         OACIS HEALTHCARE HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands, except share data)

1.      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

        Oacis Healthcare Holding Corp. (the Company) was incorporated in Delaware on April 18, 1994. On May 14, 1994, the Company acquired 100% of the outstanding common stock of Bell Atlantic Healthcare Systems, Inc. (a wholly-owned subsidiary of Bell Atlantic Systems Group, Inc.) and renamed it Oacis Healthcare Systems, Inc. (Oacis). Prior to the acquisition of Oacis, the Company had no substantive operations. Through Oacis, the Company develops, markets, licenses, installs and supports clinical information systems primarily for major medical centers, hospitals and integrated healthcare networks.

        The accompanying financial statements present the consolidated accounts of the Company for the years ended December 31, 1997, 1996 and 1995 after elimination of all intercompany accounts and transactions.

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

        Software license fee and installation services revenues from contracts where the Company is actively involved in the installation of the system, which are primarily in the United States and Canada, are recognized on a percentage of completion basis measured by the ratio of (i) labor hours incurred to attain certain installation milestones or software acceptance milestones to (ii) total estimated labor hours. The Company generally bills its installation services as the services are provided. Software license fees are generally billed in accordance with installation milestones. Accordingly, revenues recognized in advance of achieving billing milestones are recorded as unbilled accounts receivable and collections resulting from billing milestones achieved in advance of recognizing revenues are recorded as unearned revenues on the consolidated balance sheet. If the total estimated cost of a contract is expected to exceed the contract price, determined primarily by the installation component of the contract, the total estimated loss is charged to expense in the period the loss is identified. In addition, in certain transactions where existing customers seek to expand the license rights of previously licensed software, the Company recognizes license fee revenue from certain software components upon the granting of these expanded rights and when collection of the additional license fees are probable.

        Software license revenues from contracts where the Company is not actively involved in the installation of the system, typically contracts outside of North America, are recognized as contract amounts become due and payable by the international partner typically on a milestone basis. In addition, revenue recognition on a contract milestone basis can cause quarterly revenue and earnings variability due to the size and timing of such milestones. Because the Company is not actively involved in these international installations, milestone attainment and consequently revenue recognition on these contracts may be delayed for reasons which include delays caused by the customer, or the Company's international partner, both of which are beyond the control of the Company.

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

                         OACIS HEALTHCARE HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands, except share data)

        CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents and those with maturities greater than three months are considered short-term investments.

   The Company has classified all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". At December 31, 1997, the estimated fair value of the investments approximated cost, and the amounts of gross unrealized gains and losses were not significant.

        UNBILLED ACCOUNTS RECEIVABLE

        Unbilled accounts receivable represent the amount of licensing and installation fees for delivered products and services recognized as revenue under the percentage-of-completion method but not yet billed to the customer. Unbilled accounts receivable are billable and collectible by the Company within one year in accordance with contract provisions.

        PROPERTY AND EQUIPMENT

        Property, equipment and leasehold improvements are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the remaining economic life or the lease term. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

        SOFTWARE DEVELOPMENT COSTS

        Software development costs not qualifying for capitalization are expensed as research and development costs. Capitalized software development costs arise from the development of certain components of the Oacis Healthcare Network and are being amortized on a product by product basis using the greater of (a) the ratio that current period gross revenues for the product bear to the total current period and estimated future gross revenues for the product or (b) the straight line method over the remaining estimated economic life of the product at the beginning of the period. The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records a write-down to net realizable value for any products for which the net book value is in excess of net realizable value in the future.

The Company capitalized $2,001, $506 and $275 of software development costs in 1997, 1996 and 1995, respectively. Capitalized software development costs arise from the development of certain components of the Oacis Healthcare Network and are being amortized on a straight-line basis over the estimated future life of these products. During the year ended December 31, 1997, 1996 and 1995 , amortization of software development costs totaled $286, $89, and $25, respectively.

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

        BASIC AND DILUTED NET LOSS PER SHARE

        The Company adopted Statement of Financial Accounting Standards No. 128, "Earning per Share" (SFAS 128) and Staff Accounting Bulletin No. 98 during the year ended December 31, 1997 and retroactively restated all prior periods. Basic net loss per

                         OACIS HEALTHCARE HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands, except share data)

share is computed using the weighted average number of common share outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period except that common equivalent shares are excluded from the computation if the effect is anti-dilutive. Common equivalent shares consist of the incremental shares issuable upon the conversion of preferred stock and the exercise of stock options and warrants (using the treasury stock method).

        CONCENTRATION OF CREDIT RISK

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of bank deposits, short-term investments and accounts receivable. The Company places its cash and cash equivalents and short-term investments primarily in checking and money market accounts, certificates of deposits, United States treasury bills and high grade corporate instruments. The Company's accounts receivable are derived from revenues earned from customers located primarily in the United States, Canada and Australia. The Company performs ongoing evaluations of its customers' financial condition and maintains an allowance for doubtful accounts based upon the expected collectibility.

        During the year ended December 31, 1997, one international customer accounted for 16% of the Company's revenue and at December 31, 1997, this customer accounted for 16% of total gross receivables. Two additional customers accounted for 10% and 12% of total gross receivables at December 31, 1997 both of which had significant third-party hardware and software purchases at year end. During 1996, two customers accounted for 17% and 11%, respectively, of the Company's revenue and at December 31, 1996, these customers accounted for 5% and 7%, respectively, of total receivables. One additional customer accounted for 10% of total receivables at December 31, 1996. During the year ended December 31, 1995 no customer accounted for 10% of revenue or 10% of total gross receivables at December 31, 1995.

        STOCK BASED COMPENSATION

        The Company accounts for stock-based employee compensation arrangements in accordance with provision of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").


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

        NEW ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The disclosures prescribed by SFAS 130 will be reflected in the Company's financial statements for the year ending December 31, 1998.

        In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosures prescribed by SFAS 131 will be reflected in the Company's financial statements for the year ending December 31, 1998.

        In October 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition," which the Company currently intends to adopt for transactions entered into in the fiscal year beginning December 1, 1998. SOP 97-2 provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". Retroactive application of the provision of this SoP is prohibited. Historically, the Company has accounted for the majority of its software license fee revenue under Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," accordingly the Company believes that the adoption of SoP 97-2 will not have a significant impact on its revenue recognition accounting policies.

                         OACIS HEALTHCARE HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands, except share data)

        RECLASSIFICATION

        Certain balance sheet items have been reclassified to conform with current year presentation.

3.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        Cash paid for interest for the years ended December 31, 1997, 1996 and 1995 was $57, $149 and $253, respectively.

        NONCASH FINANCING ACTIVITIES

        Equipment purchased under capital lease obligations for the year ended December 31, 1997 and 1996 was $423 and $578, respectively.

4.      ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                       DECEMBER 31,
                                                 ----------------------
                                                   1997           1996
                                                 -------        -------
        Accounts receivable ..............       $ 5,407        $ 4,288
        Unbilled accounts receivable .....         3,234          2,694
                                                 -------        -------
                                                   8,641          6,982
        Less:  Allowance for
               doubtful accounts..........          (365)          (533)
                                                 -------        -------
                                                 $ 8,276        $ 6,449
                                                 =======        =======

5.      PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                       DECEMBER 31,
                                                 ----------------------
                                                   1997           1996
                                                 -------        -------
        Computer and office equipment ......      $ 6,588       $ 4,583
        Equipment and fixtures .............          840           752
        Leasehold improvements .............          728           568
                                                  -------       -------
                                                    8,156         5,903
        Accumulated depreciation ...........       (4,815)       (3,760)
                                                  -------       -------
                                                  $ 3,341       $ 2,143
                                                  =======       =======

        Included in property and equipment at December 31, 1997 is $1,001 of computer and office equipment acquired under capital leases. Depreciation expense for the year ended December 31, 1997, 1996 and 1995, was $1,055, $1,075 and $1,510, respectively including $155, $62 and $0 of amortization of capital leases in 1997, 1996 and 1995, respectively.

6.      ACCRUED EXPENSES

        Accrued expenses consist of the following:

                                                         DECEMBER 31,
                                                    --------------------
                                                     1997          1996
                                                    ------        ------
        Compensation and benefits ..............    $  782        $1,306
        Hardware and other contract-related.....       643           898
        Restructuring charge ...................       520             -
        Other ..................................       873           909
                                                    ------        ------
                                                    $2,818        $3,113
                                                    ======        ======

                         OACIS HEALTHCARE HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands, except share data)

        In the fourth quarter 1997, the Company initiated a plan to restructure its customer support organization, which has historically been located in Atlanta, Georgia. The restructure which is expected to achieve operational efficiencies and improve customer support will include a relocation of the customer support function to the Company's headquarters in Marin County, California. The restructuring charge of $520,000 recognized at the end of 1997 primarily relates to severance costs, write-off of undepreciated assets and rent expense.

7.      LONG-TERM OBLIGATIONS

        NOTE PAYABLE

        In connection with the acquisition of Oacis Healthcare System, Inc. in 1994, the Company issued a $4,500 note payable to Bell Atlantic Systems Group, Inc. Interest on the note was at 8% per annum payable quarterly and was secured by the Common Stock of Oacis. At the completion of the Company's initial public offering in May, 1996, the note was repaid.

8.      INCOME TAXES

        No provision for income taxes has been recorded for any of the periods presented since the Company incurred net operating losses for tax purposes.

                                                      DECEMBER 31,
                                                -----------------------
                                                   1997          1996
                                                --------       --------
        Deferred tax amounts are comprised
          of the following:
        Deferred tax assets:
          Net operating loss carryforwards      $ 10,125       $  8,300
          Tax credit carryforwards .......           930            620
          Non-deductible accruals ........         1,120          1,490
          Capitalized R&D ................           415             --
          Depreciation ...................           115            240
                                                --------       --------
        Total deferred tax assets ........        12,705         10,650

        Deferred tax liabilities:
          Capitalized software ...........          (800)            --
                                                --------       --------
        Total deferred tax liabilities ...          (800)            --
                                                --------       --------
        Net deferred tax assets ..........        11,905         10,650

          Deferred tax valuation allowance       (11,905)       (10,650)
                                                --------       --------
                                                $     --       $     --
                                                ========       ========


        Based on a number of factors including the lack of a history of profits and the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, management believes that there is sufficient uncertainty regarding the realizability of deferred tax assets such that a full valuation allowance has been provided.

        At December 31, 1997, the Company had federal and California net operating loss carryforwards of approximately $27,000 and $5,000, respectively, which expire in varying amounts through 2012 and 2001, respectively. The difference between the federal and California net operating loss carryforwards results primarily from apportionment and a 50 percent limitation on the California loss carryforward amounts. The California net operating loss carryforwards are net of approximately $3,000 of pre-acquisition net operating loss carryforwards which expired in 1997.

        At December 31, 1997, federal net operating loss carryforwards and net deferred tax assets include pre-acquisition net operating loss carryforwards of $3,200, which expire in varying amounts through 2002. Under the Tax Reform Act of 1986, the benefit from net operating loss carryforwards are restricted by cumulative ownership changes of 50 percent or more over a three-year period, as defined. Due to cumulative changes in the Company's ownership, utilization of the Company's pre-acquisition net operating loss carryforwards are subject to annual limitation of approximately $400 a year. In addition, due to cumulative changes in the Company's stock ownership from May 14, 1994 to the issuance of Series B Preferred Stock in May 1995, approximately $9,340 of federal post-acquisition operating losses and $2,141, of California post-acquisition operating losses may also be subject to annual limitation.

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

11.     STOCK COMPENSATION PLANS

        In 1996, the Company adopted the 1996 stock option plan (the "1996 Plan") which provides for the grant of incentive stock options to employees and nonstatutory stock options and stock purchase rights to employees and consultants. A total of 1,330,000 shares of Common Stock have been reserved for issuance under the 1996 Plan, zero of which are available for grant at December 31, 1997. The Company has also issued incentive stock options under prior option plans referred to as the 1995 Plan and 1994 Plan. There are no shares available for grant under either the 1995 Plan or 1994 Plan. The exercise price of options granted under all of these Stock Compensation Plans is determined by the Board of Directors and is generally not less than the fair market value of the stock at the date of the grant. Options granted under these plans are exerciseable for periods not exceeding 10 years from the date of grant. Options granted under the 1995 Plan have an acceleration feature in the event of the sale of the Company.

        The Company's Director Stock Option Plan (the "Director Plan") provides each nonemployee director with an option to purchase 10,000 shares of common stock. In addition, on the first day following each annual meeting of stockholders, each re-elected nonemployee director who has served as a Director for at least six months will receive an option to purchase 2,500 shares of Common Stock. The exercise price of all options granted under the Director Plan is the fair market value of the Company's Common Stock on the date of grant. Options granted under the Director Plan vest monthly over twelve months from the date of grant. A total of 200,000 shares of Common Stock have been reserved for issuance under the Director Plan, 127,500 of which are available for grant at December 31, 1997.

        The Company's employee stock purchase plan (the "Purchase Plan") permits eligible employees to purchase Common Stock through payroll deductions of up to 15% of an employee's compensation, up to a maximum of $21,250 for all purchases ending within the same calendar year. The price at which Common Stock will be purchased under the Purchase Plan is equal to 85% of the fair market value of the Common Stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever is lower. A total of 600,000 shares of Common Stock have been reserved for issuance under the Purchase Plan, 392,952 of which are available for purchase at December 31, 1997.

        During 1995, the Company recorded $200 of deferred stock compensation expense for the excess of the deemed fair market value over the exercise price at the date of grant related to certain options granted in 1995. The compensation expense is being recognized over the option vesting period of four years. During 1997, the Company recognized $50 compensation expense related to deferred stock compensation.

        During 1994, the Board of Directors granted non-qualified stock options to purchase 58,600 shares of Preferred Stock and 26,340 shares of Common Stock to certain members of the Company's management. During 1995, 46,880 and 21,072 options to purchase Preferred Stock and Common Stock, respectively, were exercised. The remaining unexercised options expired during 1995.

        Stock option transactions under the 1994 Plan, the 1995 Plan, the 1996 Plan, and the Director's Plan for the years ended December 31, 1997, 1996 and 1995 are summarized below:

                         OACIS HEALTHCARE HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands, except share data)

                                                               WEIGHTED
                                                           AVERAGE EXERCISE
                                                SHARES          PRICE
                                               ---------   ----------------
        Outstanding at December 31, 1994         348,185       $ 0.44
          Granted                                875,384         0.62
          Exercised                               (4,587)        0.44
          Canceled                               (25,462)        0.57
                                               ---------       ------
        Outstanding at December 31, 1995       1,193,520         0.57
          Granted                                650,775         7.58
          Exercised                              (27,946)        0.44
          Canceled                              (149,643)        1.38
                                               ---------       ------
        Outstanding at December 31, 1996       1,666,706         3.31
          Granted                              1,102,255         5.05
          Exercised                              (99,490)        0.57
          Canceled                              (140,945)        6.29
                                               ---------       ------
        Outstanding at December 31, 1997       2,528,526         3.90
                                               =========       ======
        Options exercisable at
        December 31, 1997                      1,274,168       $ 2.94
                                               =========       ======

        The following tables summarize information about stock options outstanding at December 31, 1997:

                         Options Outstanding at December 31, 1997

                                                 WEIGHTED
                                                  AVERAGE
                                                 REMAINING           WEIGHTED
        RANGE OF EXERCISE      OUTSTANDING      CONTRACTUAL          AVERAGE
              PRICES              NUMBER            LIFE         EXERCISE PRICE
         ---------------        ---------       -----------      --------------
         $ 0.44 - $ 0.44          840,386            7.3            $     0.44
           1.50 -   2.50          105,275            7.9                  1.62
           3.60 -   5.75          726,334            9.8                  3.96
           6.00 -  10.00          823,543            8.7                  7.29
          10.01 -  15.00           32,988            8.5                 13.70
                                ---------
                                2,528,526
                                =========

                    Options Exercisable at December 31, 1997

                                                        WEIGHTED AVERAGE
      RANGE OF EXERCISE PRICES    NUMBER EXERCISABLE     EXERCISE PRICE
      ------------------------    ------------------    ----------------
          $  0.44 - $ 0.44               686,406             $ 0.44
             1.50 -   2.50                67,044               1.69
             3.60 -   5.75               200,723               3.89
             6.00 -  10.00               294,911               7.49
            10.01 -  15.00                25,084              13.49
                                       ---------
                                       1,274,168
                                       =========

        Had compensation cost for the Company's 1996 Plan, 1995 Plan and 1994 Plan been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the net loss and pro forma net loss per share would have been as follows:

                                                   YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------
                                           1997              1996               1995
                                        ---------          ---------          ---------
        Net Loss
                 As reported            $   4,131          $   4,573          $   9,324
                 Pro Forma              $   5,173          $   5,095          $   9,341
        Basic and diluted  net
        loss per share
                 As reported            $    0.41          $    0.67          $    5.48
                 Pro forma              $    0.51          $    0.75          $    5.49

                         OACIS HEALTHCARE HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands, except share data)

        The Company calculated the fair value of each purchase under the Purchase Plan and each option grant on the date of grant using the Black Scholes binomial pricing method with the following assumptions: dividend yield at 0%; weighted average expected option term of 4 years; risk free interest rate of 5.6% to 6.7%, 5% to 6.6% and 5.63% to 6.77% for the years ended December 31, 1997, 1996 and 1995, respectively. The Company also assumed a volatility factor of approximately 38% for the year ended December 31, 1997 and 40% for the period from May 17, 1996 to December 31, 1996. The weighted average fair value of options granted during 1997, 1996 and 1995 was $5.05, $7.58 and $0.62, respectively.

        Unaudited - In January 1998, the Company repriced options underlying approximately 990,000 shares of Common Stock at the fair market value of the Company's stock on the date of repricing which was equal to $3.50. Additionally, the Company amended the terms of the repriced options to delay exercising of any unvested options as of January 15, 1998 for one year.

12.     EMPLOYEE BENEFIT PLANS

        On May 14, 1994, the Company adopted the Oacis Healthcare Systems, Inc. 401(k) Plan (the "401(k) Plan") covering all eligible employees. Under the 401(k) Plan provisions, participants may elect to contribute up to 15 percent of their salary, subject to statutorily prescribed annual limits, on a tax deferred basis. The 401(k) Plan permits, but does not require, employer matching and profit sharing contributions. All administrative expenses of the 401(k) Plan are paid by the Company. During 1996, the Company contributed $46 to the 401(k) Plan. The Company made no contributions in 1997.

13.     COMMITMENTS

        The Company leases its current and future office facilities under noncancelable operating lease agreements which expire through August 2008 and certain computer and office equipment under capital leases which expire through February 2001. Future minimum payments under noncancelable operating leases and capital leases as of December 31, 1997 are as follows:

                                                    OPERATING          CAPITAL
                                                      LEASES           LEASES
                                                     -------          -------
        1998...............................          $ 1,163          $   329
        1999...............................            1,608              325
        2000...............................            1,608              155
        2001...............................            1,567               15
        Thereafter ........................           10,359                -
                                                     -------          -------
        Total Minimum Lease Payments ......          $16,305              824
                                                     =======
        Less amount representing interest .                              (108)
        Amount due within one year ........                              (255)
                                                                      -------
        Present value of future minimum
          lease payments, less amounts
          due within one year .............                           $   461
                                                                      =======

        Rent expense under noncancelable operating leases totaled $1,191, $1,096 and $1,133 for the years ended December 31, 1997, 1996 and 1995. In March 1997, the Company entered into a lease in anticipation of the relocation of its corporate headquarters. Rent under this lease is expected to commence in the latter half of 1998 when the facility is ready for occupancy.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NOT APPLICABLE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Information concerning the directors and executive officers of the Company is incorporated by reference to the sections entitled "Proposal No. 1:
Election of Directors - Nominees" and "Management - Executive Officers" contained in the Company's definitive proxy statement with respect to the Company's 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this form 10-KSB (the "Proxy Statement"). Information concerning compliance with Section 16(a) of the Exchange Act of 1934 is incorporated by reference to the section entitled "Compliance with Section 16(a) of the Exchange Act" contained in the Company's Proxy Statement.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Information Concerning Solicitation and Voting Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement.

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

+ Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form SB-2 (No. 333-02804-LA)

     (b) Reports on Form 8-K

     No report on Form 8-K were filed by the Company during the three months ended December 31, 1997.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Greenbrae, California, on March 31, 1998. OACIS HEALTHCARE HOLDINGS CORP.


                               By: _____________________________________________
                                   Stephen F. Ghiglieri,
                                   Vice President of Finance and Administration, Chief Financial Officer and Secretary


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


                 SIGNATURE                                       TITLE                             DATE


                                   Chairman of the Board and Chief Executive        March 31, 1998
_______________________________    Officer (Principal Executive Officer)
Jim McCord

_______________________________    President, Chief Operating Officer               March 31, 1998
John Kingery                        and Director

                                   Vice President of Finance and Administration,    March 31, 1998
_______________________________    Chief Financial Officer and Secretary
Stephen F. Ghiglieri               (Principal Financial and Accounting Officer)

_______________________________    Director                                         March 31, 1998
Alan W. Crites

_______________________________    Director                                         March 31, 1998
Bernard Puckett

_______________________________    Director                                         March 31, 1998
David Dominik

_______________________________    Director                                         March 31, 1998
Fred Goad

_______________________________    Director                                         March 31, 1998
Dennis Sisco

_______________________________    Director                                         March 31, 1998
William H. Younger, Jr.