Form 10-Q
period 1998-03-31
OACIS HEALTHCARE HOLDINGS CORP
filed 1998-05-13
CIK 1011671

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              FORM 10-Q (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

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

                                 Yes [X] No [ ]

At May 6, 1998, there were 10,497,579 shares of the Registrant's Common Stock outstanding.

                         OACIS HEALTHCARE HOLDINGS CORP.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                          PAGE NO.
                                                                          --------
PART I   FINANCIAL INFORMATION
Item 1.     Financial Statements
            Consolidated  Balance Sheet as of March 31, 1998                  3
            (unaudited) and December 31, 1997

            Consolidated Statement of Operations (unaudited)                  4
            for the three months ended March 31, 1998 and 1997

            Consolidated Statement of Cash Flows (unaudited)                  5
            for the three months ended March 31, 1998 and 1997

            Notes to Consolidated Financial Statements                        6

Item 2.     Management's Discussion and Analysis of Financial                 7
            Condition and Results of Operations


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    15

Signatures                                                                   16

INDEX TO EXHIBITS                                                            17

Exhibit 27.1   Financial Data Schedule                                       18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         OACIS HEALTHCARE HOLDINGS CORP.

                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                    MARCH 31,    DECEMBER 31,
                                                      1998          1997
                                                    ---------    ------------
                     ASSETS                        (unaudited)
Current assets:
    Cash and cash equivalents....................   $ 6,615       $ 5,962
    Short-term investments.......................     7,698         9,687
    Accounts receivable, net.....................     7,329         8,276
    Other current assets.........................     1,295         1,149
                                                    -------       -------
         Total current assets....................    22,937        25,074
Property and equipment, net......................     3,635         3,341
Capitalized software, net........................     2,891         2,382
Other assets.....................................       294           394
                                                    -------       -------
         Total assets............................   $29,757       $31,191
                                                    =======       =======


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.............................   $ 1,025       $ 1,784
    Accrued expenses.............................     2,495         2,818
    Unearned revenue.............................     4,187         3,585
                                                    -------       -------
         Total current liabilities...............     7,707         8,187
                                                    -------       -------
Long-term obligations............................       421           461
                                                    -------       -------


Stockholders' equity:

   Preferred Stock, $0.01 par value; 5,000,000
      shares authorized; none issued and
      outstanding................................        --            --
   Common Stock, $0.01 par value, 30,000,000
      shares authorized; 10,346,000 and
      10,330,000, shares issued and outstanding..       103           103
   Additional paid-in capital....................    48,592        48,542
   Accumulated deficit...........................   (26,979)      (26,002)
   Deferred stock compensation...................       (87)         (100)
                                                    -------       -------
         Total stockholders' equity..............    21,629        22,543
                                                    -------       -------
         Total liabilities and stockholders'
            equity...............................   $29,757       $31,191
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

                         OACIS HEALTHCARE HOLDINGS CORP.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (In thousands, except share data)
                                   (unaudited)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                               ----------------------------
                                                  1998              1997
                                               ----------        ----------
Revenues:
  Software licenses                            $    2,846        $    1,738
  Installation and support services                 2,216             1,660
  Third-party hardware and software                 1,367             1,399
                                               ----------        ----------
     Total revenues                                 6,429             4,797
                                               ----------        ----------
Cost of revenues:
  Software licenses                                   529                63
  Installation and support services                 1,631             1,465
  Third-party hardware and software                 1,142             1,208
                                               ----------        ----------
     Total cost of revenues                         3,302             2,736
                                               ----------        ----------
Gross profit                                        3,127             2,061
                                               ----------        ----------
Operating expenses:
  Sales and marketing                               1,756             1,709
  Research and development                          1,682             1,364
  General and administrative                          841               957
                                               ----------        ----------
     Total operating expenses                       4,279             4,030
                                               ----------        ----------
Loss from operations                               (1,152)           (1,969)
Interest income, net                                  175               324
                                               ----------        ----------
Net loss                                       $     (977)       $   (1,645)
                                               ==========        ==========

Basic and diluted net loss per share           $    (0.09)       $    (0.16)
                                               ==========        ==========
Weighted average common shares
outstanding                                    10,331,588        10,067,113
                                               ==========        ==========



        The accompanying notes are an integral part of these consolidated financial statements.

                         OACIS HEALTHCARE HOLDINGS CORP.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands, unaudited)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
Cash flows from operating activities:
  Net loss                                               $ (977)        $(1,645)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                          414             288
     Stock compensation expense                              13              14
  Changes in assets and liabilities:
     Accounts receivable, net                               947           1,279
     Other current assets                                  (146)           (880)
     Other assets                                           100              --
     Accounts payable                                      (759)            462
     Accrued expenses                                      (295)            308
     Unearned revenues                                      602               3
                                                        -------         -------
Net cash used in operating activities                      (101)           (171)
                                                        -------         -------

Cash flows from investing activities:
  Purchase of short-term investments                     (1,477)         (4,689)
  Sale of short-term investments                          3,466           3,414
  Purchases of property and equipment                      (669)           (302)
  Capitalized software development costs                   (548)           (574)
                                                        -------         -------
Net cash provided by (used in) investing activities         772          (2,151)
                                                        -------         -------

Cash flows from financing activities:
  Proceeds from option exercises                             50               4
  Payments on capital lease obligations                     (68)            (38)
                                                        -------         -------
Net cash used in financing activities                       (18)            (34)
                                                        -------         -------

Increase (decrease) in cash and cash equivalents            653          (2,356)
Cash and cash equivalents, beginning of period            5,962           4,307
                                                        -------         -------
Cash and cash equivalents, end of period                $ 6,615         $ 1,951
                                                        =======         =======

Supplemental disclosure:
   Cash paid for interest                               $    15         $    11
                                                        =======         =======
   Capital equipment lease additions                    $    --         $   286
                                                        =======         =======



        The accompanying notes are an integral part of these consolidated financial statements.

                         OACIS HEALTHCARE HOLDINGS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

1.   BASIS OF PRESENTATION

     The financial statements included herein for Oacis Healthcare Holdings Corp. (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal and recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results expected for the entire year. The financial statements included herein should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, included on Form 10-KSB filed with the Securities and Exchange Commission.

2.   BASIC AND DILUTED NET LOSS PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earning per Share" (SFAS 128) and Staff Accounting Bulletin No. 98 during the year ended December 31, 1997 and retroactively restated all prior periods. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period except that common equivalent shares are excluded from the computation if the effect is anti-dilutive. Common equivalent shares consist of the incremental shares issuable upon the conversion of preferred stock and the exercise of stock options and warrants (using the treasury stock method).

3.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Adoption of SFAS 130 did not have a material effect on the Company's financial statements for the quarter ended March 31, 1998.

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

     In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statement of Positions Nos. 97-2 and 98-4 ("SOP 97-2" and "SOP 98-4") respectively,relating to software revenue recognition which the Company has adopted for transactions entered into in the fiscal year beginning January 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". Historically, the Company has accounted for the majority of its software license fee revenue under Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," accordingly the Company believes that the adoption of SOP 97-2 and SOP 98-4 will not have a significant impact on its revenue recognition accounting policies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Background

     The Company develops, markets, licenses, installs, and supports clinical information systems primarily for major medical centers, hospitals and integrated healthcare delivery networks ("IDNs"). In 1986, the Company introduced StatLAN, the initial version of the Company's clinical information system. In 1994, the Company introduced Oacis. Oacis is comprised of the Oacis Healthcare Network, which includes an interface engine, a clinical data repository and an Enterprise Member/Patient Index and Clinical Care applications, which facilitate the input and delivery of information at the point of care.

     Substantially all of the Company's revenues are derived from the licensing and installation of Oacis. The Company intends to focus its sales and marketing efforts on IDNs which currently account for a growing portion of the overall market for clinical information systems. The formation of IDNs and a general consolidation in the healthcare industry has a number of effects which include the creation of larger healthcare networks with greater market concentration. The Company believes that while such consolidation may result in an increase in demand for open architecture clinical information systems such as the Company provides, the near term effect of such consolidation reduces the resources available for IDNs to invest in clinical information systems until such time as the rate of consolidation slows. Accordingly, the Company believes that the market for the Company's products may continue to develop slowly in the near term and that sales cycles will continue to be long.

     The Company's future success and financial performance depends in large part upon the Company's ability to provide the increasing system functionality required by its customers through the timely development and successful introduction of new applications and enhancements to Oacis. The Company has historically devoted significant resources to system enhancements and development and believes that significant continuing development efforts together with an increased focus on integration of third party applications will be required to sustain and enhance the Company's competitive market position. Additionally, the Company's ability to develop, market, sell and install its systems depends on the Company's ability to recruit, hire and retain highly skilled personnel in a number of technical and clinical fields particularly in the area of installation services. The market for this highly skilled workforce is extremely competitive.

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

Revenue Recognition

     The Company's revenues consist of license fees for the perpetual use of its software, installation revenues associated with installing and configuring the software to meet specific customer needs, revenues from the sale of third-party hardware and software, and revenues from ongoing support services. The price of an Oacis system varies depending on a number of factors, including the modules licensed and the volume of outpatient visits and inpatient days for the customer organization, and generally ranges from more than nine hundred thousand dollars to a few million dollars. The Company resells third-party hardware and software pursuant to standard reseller agreements.

     Software license fee and installation services revenues from contracts where the Company is actively involved in the installation of the system, which are primarily in the United States and Canada, are recognized on a percentage of completion basis measured by the ratio of (i) labor hours incurred to attain certain installation milestones or software acceptance milestones to (ii) total estimated labor hours. The Company generally bills its installation services as the services are provided. Software license fees are generally billed in accordance with installation or software acceptance milestones. Accordingly, revenues recognized in advance of achieving billing milestones are recorded as unbilled accounts receivable and collections resulting from billing milestones achieved in advance of recognizing revenues are recorded as unearned revenues on the consolidated balance sheet. If the total estimated cost of a contract is expected to exceed the contract price, determined primarily by the installation component of the contract, the total estimated loss is charged to expense in the period the loss is identified. In addition, in certain transactions where existing customers seek to expand the license rights of previously licensed software, the Company recognizes license fee revenue from certain software components upon the granting of these expanded rights and when collection of the additional license fees are probable.

     Software license revenues from contracts where the Company is not actively involved in the installation of the system, typically contracts outside of North America, are recognized as contract amounts become due and payable by the international partner typically on a milestone basis. In addition, revenue recognition on a contract milestone basis can cause quarterly revenue and earnings variability due to the size and timing of such milestones. Because the Company is not actively involved in these international installations, milestone attainment and consequently revenue recognition on these contracts may be delayed for reasons which include delays caused by the customer, or the Company's international integration partner, both of which are beyond the control of the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Revenues

     In the three months ended March 31, 1998, total revenues increased 34% to $6.4 million from $4.8 million in the three months ended March 31, 1997. Of these amounts, software license fee revenues increased 64% to $2.8 million, installation and support services revenues increased 33% to $2.2 million and third-party hardware revenue decreased 2% to $1.4 million. The increase in software license fee revenue was due to the timing of recognition of software license fees from international contracts which represented approximately 23% of total revenue for the quarter as compared to 6% in the prior year quarter. The Company expects international revenues will continue to contribute to quarterly variability during the remainder of the year and may decline as a percentage of total revenues in future quarters, dependent upon the timing of international contracts and milestone attainment. The increase in installation and support services revenues from the same quarter in 1997 was due to an increase in billable installation hours as well as increased maintenance revenue resulting from new sites that have initiated maintenance since the prior year quarter. The decrease in third-party hardware and software revenues resulted primarily from the timing of these transactions as well as the mix of third-party products sold.

Cost of Revenues

     Cost of revenues were $3.3 million, or 51% of total revenues, in the three months ended March 31, 1998, compared to $2.7 million, or 57% of total revenues, in the three months ended March 31, 1997. Cost of installation and support services increased 11% to $1.6 million in the three months ended March 31, 1998 from $1.5 million in the three months ended March 31, 1997 as a result of an increase in the average number of installation personnel including third-party installation consultants. Gross profit as a percentage of total revenues increased to 49% in the three months ended March 31, 1998 from 43% in the three months ended March 31 1997. Gross profit on software license fees decreased to 81% from 96% due to increases in international distributor fees and, to a much lesser degree, increased amortization of software development costs. The Company anticipates that gross margins on software license fees will continue to fluctuate on a quarterly basis as a result of the timing of international revenues and the distributor fees associated with those revenues however, the Company expects that gross margins on software license fees will be higher in future quarters but remain below historical levels due to increases in amortization of software development costs. Gross profit on installation and support services increased to 26% for the first quarter 1998 from 12% in the prior year period due to improved margins in both the support and installation organizations, with the principal improvement in margins resulting from the support organization where revenues have increased as more clients have initiated support services while expenses were lower during the quarter due in part to the restructuring of the support organization as well as timing of expenses. Gross profit on third-party hardware and software increased to

16% in the three months ended March 31, 1998 from 14% in the three months ended March 31, 1997 principally due to the mix of third-party products sold.

Sales and Marketing

     Sales and marketing expenses increased 3% to $1.8 million in the three months ended March 31, 1998 from $1.7 million in the three months ended March 31, 1997 but decreased as a percentage of total revenues to 27% in the three months ended March 31, 1998 from 36% in the three months ended March 31, 1997. The increase in sales and marketing expenses was attributable in part to marketing fees due the Volunteer Hospital Association ("VHA") associated with their involvement in marketing Oacis' products to the VHA membership offset by lower sales commission expenses during the quarter. The marketing fees are expensed in the same period revenue is recognized on VHA contracts and are paid upon collection of billing milestones.

Research and Development

     Research and development expenses, before software capitalization, increased 15% to $2.2 million in the three months ended March 31, 1998 from $1.9 million in the three months ended March 31, 1997. The increase was a result of an overall increase in personnel as well as an increase in the average cost of personnel. Software Capitalization totaled $548,000, or 25% of total research and development costs, for the three months ended March 31, 1998 as compared to $574,000, or 30% of research and development costs, for the three months ended March 31, 1997. Research and development costs, before software capitalization, decreased as a percentage of total revenue to 35% for the three months ended March 31, 1998 from 40% for the three months ended March 31, 1997.

General and Administrative

     General and administrative expenses decreased 12% to $0.8 million in the three months ended March 31, 1998 from $1.0 million in the three months ended March 31, 1997, and decreased as a percentage of revenue to 13% for the three months ended March 31, 1998 from 20% for the three months ended March 31, 1997. The decrease was due to timing of expenses as well as lower salary related expenses. The Company expects General and Administrative expenses to modestly increase during the remainder of the year.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998 the Company's cash and cash equivalents and short-term investments totaled $14.3 million as compared to $15.6 million at December 31, 1997.

     During 1997, the Company invested $2,253,000 in capital expenditures primarily related to computers and office equipment. Of this amount $423,000, was acquired under a capital lease agreement with Comdisco, Inc. ("Comdisco"). The Company expects that its capital expenditures will increase in 1998 due primarily to anticipated expenditures for leasehold improvements associated with the relocation of the Company's corporate headquarters as well as continued investment in computers and technology in support of the Company's product development and operation objectives. The Company expects its capital expenditures in 1998 to approximate $3.5 million, the majority of which is expected to be financed through a $3.0 million non-revolving term loan that is secured by the Company's cash and short-term cash investments.

     In April 1996, the Company entered into a master lease agreement with Comdisco which enabled the Company to finance the purchase of new equipment, or sell and lease back certain existing equipment, up to an aggregate of $1.0 million. The lease term is 42 months from the date of funding, and the annual interest rate is 8.5%. As of March 31, 1998, $1,000,000 of new equipment was financed under this agreement.

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

     HISTORY OF OPERATING LOSSES; UNCERTAIN PROFITABILITY. The Company has incurred a net loss of $4.1 million for the year ended December 31, 1997 and $977,000 for the three months ended March 31, 1998, and as of March 31, 1998 had an accumulated deficit of $27.0 million. The Company has not achieved consistent profitability on a quarterly basis and has not achieved annual profitability. The Company's prior operating history, consolidation and uncertainty in the healthcare industry, dependence on the emerging market for IDNs, dependence on Oacis as its principal product, long sales and installation cycles, and dependence upon key personnel and third parties, competition, and general economic and other factors make the prediction of future operating results difficult. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to achieve consistent revenue growth or achieve consistent profitability on a quarterly or annual basis.


     CONSOLIDATION AND UNCERTAINTY IN THE HEALTH CARE INDUSTRY, DEPENDENCE ON EMERGING MARKET FOR IDNs. Many health care providers are consolidating to create larger health care networks and IDNs with greater market concentration. The Company focuses its sales and marketing efforts primarily on IDNs, which currently account for a growing portion of the overall market for clinical information systems. The Company believes that consolidation and formation of IDNs will continue and may ultimately result in an increase in demand for open architecture clinical information systems such as the Company provides, and accordingly focuses its sales and marketing efforts on this market. However, the near term effect of such consolidation includes reducing the resources available for IDNs to invest in clinical information systems until such time as the rate of consolidation slows. Accordingly, the Company believes that the market for the Company's products may continue to develop slowly in the near term and that sales cycles will continue to be long. In addition, continued consolidation could erode the Company's existing customer base and reduce the size of the Company's target market. Additionally, the resulting enterprises could have greater bargaining power, which could lead to price erosion of the Company's systems and services. The reduction in the size of the Company's target market resulting from industry consolidation or delays in purchasing clinical information systems due to industry consolidation or the failure of the Company to maintain adequate price levels could have a material adverse effect on the Company's business, financial condition and results of operations. The health care industry also is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of health care industry participants. During the past several years, the United States health care industry has been subject to an increase in governmental regulation and reform proposals. These reforms may increase governmental involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company's customers. Health care industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's systems and services. The failure of the Company to maintain adequate price levels or sales as a result of legislative or market-driven reforms could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     INTERNATIONAL SALES. The Company has licensed clinical information systems to customers located outside of the United States and expects to continue marketing its systems to foreign customers. In 1995, revenues from international customers were immaterial, however, revenues from international customers accounted for approximately 4% and 16% of the total revenues in 1996 and 1997, respectively. In the first three months of 1998, international revenues accounted for 23% of total revenues. The Company expects that international revenues may continue to be a significant component of total revenues in future quarters. Accordingly, the Company's operating results may increasingly be subject to the risks inherent in international transactions, including difficulties in staffing and managing foreign sales operations, changes in regulatory requirements, exchange rates, tariffs or other barriers, and other factors including dependence on third-party distributors and installers of the Company's products. Additionally, due to the revenue recognition model used for international sales (sales outside of North America) this increasing reliance on international sales may result in higher quarter to quarter variability of software revenues.

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

     YEAR 2000. Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company along with an independent third-party consultant is assessing both the internal readiness of its computer systems and the compliance of its computer products and software sold to customers for handling the Year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could impact the timing of installations and have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also assessing the possible effects on the Company's operations of the year 2000 readiness of key suppliers and subcontractors. The Company's reliance on suppliers and subcontractors, and, therefore, on the proper functioning of their information systems and software, means that failure to address year 2000 issues could have a material impact on the Company's operations and financial results; however, the potential impact and related costs are not known at this time. Additionally, Oacis' customers are currently assessing their own systems and those of vendors for compliance with Year 2000. Installation work required by customers to implement Year 2000 releases may distract customers attention from acquiring and installing Oacis' Systems. Such distraction could have a material adverse affect on the Company's business, financial condition and results of operations.

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

PART II   OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
   (a)  Exhibits:

   3.1(1)    Certificate of Incorporation of Registrant
   3.2(2)    Bylaws of Registrant.
   4.1(3)    Form of Common Stock certificate.
  10.1(4)    1996 Stock Plan and form of agreement thereunder.
  10.2(3)    1996 Director Option Plan and form of option agreement thereunder.
  10.3(5)    1996 Employee Stock Purchase Plan and form of subscription agreement thereunder.
  10.4(3)    Form of Indemnification Agreement entered into between Registrant and its directors and executive officers.
  10.5(3)    Restated Stockholders Agreement dated as of April 8, 1996 between the Registrant and certain stockholders.
  10.6(3)    Lease dated August 30, 1990 for facilities located at 100 Drake's
             Landing Road, Greenbrae, California, together with related expansion and extension agreements and work agreements.
  10.7(3)    Lease dated July 10, 1992 for facilities located in Atlanta,
             Georgia, together with an addendum thereto dated March 29, 1993.
  10.8(3)    Employment Agreement dated May 17, 1995 between Jim McCord and
             Oacis Healthcare Systems, Inc., a wholly-owned subsidiary of the
             Registrant ("Subsidiary").
  10.9(3)    Master Lease Agreement and Equipment Schedule VL-1, each dated as of March 1, 1996, between Comdisco, Inc. and Subsidiary.
  10.11(3)   Standard form of Software License Agreement for the Oacis System.
  10.12(6)   Lease dated March 19, 1997 for Facility located at 1101 5th Avenue,
             San Rafael, Marin County, California
  21.1(3)    Subsidiaries of the Registrant.
  27.1       Financial Data Schedule

----------
(1) Incorporated by reference to Exhibit 3.2 previously filed with the Company's Registration Statement on Form SB-2 (No. 333-02804-LA).

(2) Incorporated by reference to Exhibit 3.3 previously filed with the Company's Registration Statement on Form SB-2 (No. 333-02804-LA).

(3) Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form SB-2 (No. 333-02804-LA).

(4) Incorporated herein by reference to the Company's 1996 Stock Plan, as filed with the Commission on April 30, 1998 with the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders and to the form of agreement thereunder, as previously filed as Exhibit 10.1 with the Company's Registration Statement on Form SB-2 (No. 333-02804-LA).

(5) Incorporated herein by reference to the Company's 1996 Employee Stock Purchase Plan and form of subscription agreement thereunder, as filed with the Commission on April 30, 1997 with the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders.

(6) Incorporated by reference to the same numbered exhibit previously filed with the Company's Form 10-KSB for the year ended December 31, 1996.

     (b)  Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        OACIS HEALTHCARE HOLDINGS CORP.
                                        (Registrant)
   Date  May 13, 1998                   /s/ Stephen F. Ghiglieri
         --------------------           ----------------------------------------
                                        Stephen F. Ghiglieri Vice President,
                                        Finance and Administration,
                                        Chief Financial Officer and
                                        Secretary (Principal Financial and
                                        Accounting Officer)

   Date  May 13, 1998                   /s/ Jim McCord
         --------------------           ----------------------------------------
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)

                                INDEX TO EXHIBITS

  EXHIBIT NUMBER      DESCRIPTION                              PAGE
  --------------      -----------                              ----
    27.1              Financial Data Schedule                   18