Form 10-Q
period 1998-06-30
OACIS HEALTHCARE HOLDINGS CORP
filed 1998-08-14
CIK 1011671

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

                                       or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

             For the transition period from  ________ to ________.

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

                      300 DRAKE'S LANDING RD., SUITE 1000
                               GREENBRAE, CA 94904
          (Address of principal executive offices, including zip code)

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

                                 Yes [X] No [ ]

At August 10, 1998, there were 10,523,521 shares of the Registrant's Common Stock outstanding.

                         OACIS HEALTHCARE HOLDINGS CORP.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                               PAGE NO.
                                                                                               --------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated  Balance Sheet as of June 30, 1998                                          3
            (unaudited) and December 31, 1997

          Consolidated Statement of Operations                                                     4
            for the three months and six months ended June 30, 1998 and 1997(unaudited)

          Consolidated Statement of Cash Flows                                                     5
            for the six months ended June 30, 1998 and 1997(unaudited)

          Notes to Consolidated Financial Statements                                               6

Item 2.   Management's Discussion and Analysis of Financial                                        7
            Condition and Results of Operations

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                        17

Signatures                                                                                        19

INDEX TO EXHIBITS                                                                                 20

Exhibit 10.13   Promissory Note dated June 2, 1998 for line of credit
                extended to Oacis Healthcare Systems, Inc. (Debtor) by Union
                Bank of California, N.A.                                                          21

Exhibit 10.14   Security Agreement dated June 2, 1998 between Oacis Healthcare
                Holdings Corp. (Debtor) and Union Bank of California, N.A.                        26

Exhibit 27.1    Financial Data Schedule                                                           35


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         OACIS HEALTHCARE HOLDINGS CORP.

                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                                                     JUNE 30,        DECEMBER 31,
                                                                                       1998               1997
                                                                                   ------------        ----------
                                                ASSETS                             (UNAUDITED)
Current assets:
    Cash and cash equivalents                                                        $  6,865           $  5,962
    Short-term investments                                                              4,915              9,687
    Accounts receivable, net                                                            8,721              8,276
    Other current assets                                                                1,670              1,149
                                                                                     --------           --------
         Total current assets                                                          22,171             25,074
Property and equipment, net                                                             3,623              3,341
Capitalized software, net                                                               3,435              2,382
Other assets                                                                              311                394
                                                                                     --------           --------
         Total assets                                                                $ 29,540           $ 31,191
                                                                                     ========           ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                 $  1,535           $  1,784
    Accrued expenses                                                                    2,609              2,818
    Unearned revenue                                                                    3,867              3,585
                                                                                     --------           --------
         Total current liabilities                                                      8,011              8,187
                                                                                     --------           --------
Long-term obligations                                                                     288                461
                                                                                     --------           --------


Stockholders' equity:

     Preferred Stock, $0.01 par value;
          5,000,000 shares authorized; none issued
          and outstanding                                                                  --                 --

     Common Stock, $0.01 par value,
          30,000,000 shares authorized; 10,506,000
          and 10,330,000, shares issued and outstanding                                   105                103

     Additional paid-in capital                                                        48,972             48,542
     Accumulated deficit                                                              (27,761)           (26,002)
     Deferred stock compensation                                                          (75)              (100)
                                                                                     --------           --------
           Total stockholders' equity                                                  21,241             22,543
                                                                                     --------           --------
           Total liabilities and stockholders' equity                                $ 29,540           $ 31,191
                                                                                     ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                         OACIS HEALTHCARE HOLDINGS CORP.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (In thousands, except share data)
                                   (unaudited)

                                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                       JUNE 30,                                JUNE 30,
                                                           --------------------------------        --------------------------------
                                                               1998                 1997               1998                1997
                                                           ------------        ------------        ------------        ------------
Revenues:
  Software licenses                                        $      2,561        $      2,588        $      5,407        $      4,326
  Installation and support services                               2,591               2,163               4,807               3,823
  Third party hardware and software                               1,178               2,110               2,545               3,509
                                                           ------------        ------------        ------------        ------------
     Total revenues                                               6,330               6,861              12,759              11,658
                                                           ------------        ------------        ------------        ------------
Cost of revenues:
  Software licenses                                                  39                 205                 568                 268
  Installation and support services                               1,724               1,581               3,355               3,046
  Third party hardware and software                                 998               1,811               2,140               3,019
                                                           ------------        ------------        ------------        ------------
     Total cost of revenues                                       2,761               3,597               6,063               6,333
                                                           ------------        ------------        ------------        ------------
Gross profit                                                      3,569               3,264               6,696               5,325
                                                           ------------        ------------        ------------        ------------
Operating expenses:
  Sales and marketing                                             1,837               1,561               3,593               3,270
  Research and development                                        1,686               1,723               3,368               3,087
  General and administrative                                        989                 902               1,830               1,859
                                                           ------------        ------------        ------------        ------------
     Total operating expenses                                     4,512               4,186               8,791               8,216
                                                           ------------        ------------        ------------        ------------
Loss from operations                                               (943)               (922)             (2,095)             (2,891)
Interest income, net                                                161                 278                 336                 602
                                                           ------------        ------------        ------------        ------------
Net loss                                                   $       (782)       $       (644)       $     (1,759)       $     (2,289)
                                                           ============        ============        ============        ============

Basic and diluted net loss per share                       $      (0.07)       $      (0.06)       $      (0.17)       $      (0.23)
                                                           ============        ============        ============        ============

Weighted average common shares outstanding                   10,462,205          10,111,823          10,396,775          10,091,727
                                                           ============        ============        ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

                         OACIS HEALTHCARE HOLDINGS CORP.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands, unaudited)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                           ------------------------
                                                             1998            1997
                                                           --------        --------
Cash flows from operating activities:
  Net loss                                                 $ (1,759)       $ (2,289)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                              829             603
     Stock compensation expense                                  25              24
  Changes in assets and liabilities:
     Accounts receivable, net                                  (445)           (490)
     Other current assets                                      (521)         (1,085)
     Other assets                                                83            (390)
     Accounts payable                                          (249)            549
     Accrued expenses                                          (644)            945
     Unearned revenues                                          282           1,269
                                                           --------        --------
Net cash used in operating activities                        (2,399)           (864)
                                                           --------        --------

Cash flows from investing activities:
  Purchase of short-term investments                         (2,166)         (4,689)
  Sale of short-term investments                              6,938          10,408
  Purchases of property and equipment                        (1,033)           (971)
  Capitalized software development costs                     (1,131)         (1,061)
                                                           --------        --------
Net cash provided  by (used in) investing activities          2,608          (3,687)
                                                           --------        --------

Cash flows from financing activities:
  Proceeds from option exercises                                432             280
  Proceeds from line of credit                                  400              --
  Payments on capital lease obligations                        (138)           (100)
                                                           --------        --------
Net cash provided by financing activities                       694             180
                                                           --------        --------

Increase in cash and cash equivalents                           903           3,003
Cash and cash equivalents, beginning of period                5,962           4,307
                                                           --------        --------
Cash and cash equivalents, end of period                   $  6,865        $  7,310
                                                           ========        ========

Supplemental disclosure:
   Cash paid for interest                                  $     30        $     28
                                                           ========        ========
   Capital equipment lease additions                       $    400        $    286
                                                           ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                         OACIS HEALTHCARE HOLDINGS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

1. BASIS OF PRESENTATION

    The financial statements included herein for Oacis Healthcare Holdings Corp. (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal and recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the operating results expected for the entire year. The financial statements included herein should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, included on Form 10-KSB filed with the Securities and Exchange Commission.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Adoption of SFAS 130 did not have a material effect on the Company's financial statements for the quarter ended June 30, 1998.

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

    In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statement of Positions Nos. 97-2 and 98-4 ("SOP 97-2" and "SOP 98-4") respectively, relating to software revenue recognition which the Company has adopted for transactions entered into in the fiscal year beginning January 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". Historically, the Company has accounted for the majority of its software license fee revenue under Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," accordingly the Company believes that the adoption of SOP 97-2 and SOP 98-4 will not have a significant impact on its revenue recognition accounting policies.

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS 133") This statement establishes standards for derivative instruments and hedging activities. The Company is required to adopt SFAS 133 in the first quarter of 2000. The Company does not anticipate that SFAS 133 will have a material impact on financial statements.

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

    Substantially all of the Company's revenues are derived from the licensing and installation of Oacis. The Company intends to focus its sales and marketing efforts on IDNs which currently account for a growing portion of the overall market for clinical information systems. The formation of IDNs and a general consolidation in the healthcare industry has a number of effects which include the creation of larger healthcare networks with greater market concentration. The Company believes that while such consolidation may result in an increase in demand for open architecture clinical information systems such as the Company provides, the near term effect of such consolidation reduces the resources available for IDNs to invest in clinical information systems until such time as the rate of consolidation slows. Additionally, the software industry as a whole is currently addressing the issues related to Year 2000. Although the Company believes that its products do not have significant Year 2000 issues, it believes that IDN's in general are dealing with multiple software systems which do require major attention to Year 2000 issues which may distract these IDN's from pursuing enterprise information systems solutions such as the Company provides. Accordingly, the Company believes that the market for the Company's products may continue to develop slowly in the near term and that sales cycles will continue to be long.

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

Revenue Recognition

    The Company's revenues consist of license fees for the perpetual use of its software, installation revenues associated with installing and configuring the software to achieve system acceptance as well as implementation services to further configure, design and test the system to meet specific customer needs, revenues from the sale of third-party hardware and software, and revenues from ongoing support services. The price of an Oacis system varies depending on a number of factors, including the modules licensed and the volume of outpatient visits and inpatient days for the customer organization, and generally ranges from more than nine hundred thousand dollars to a few million dollars. The Company resells third-party hardware and software pursuant to standard reseller agreements.

    Software license fee and installation services revenues from contracts where the Company is actively involved in the installation of the system, which are primarily in the United States and Canada, are recognized on a percentage of completion basis measured either by the labor hours incurred or upon attainment of customer acceptance milestones as provided for in the underlying Software License Agreement. The Company generally bills its installation and implementation services as the services are provided. Software license fees are generally billed in accordance with installation or software acceptance milestones. Accordingly, revenues recognized in advance of achieving billing milestones are recorded as unbilled accounts receivable and collections resulting from billing milestones achieved in advance of recognizing revenues are recorded as unearned revenues on the consolidated balance sheet. If the total estimated cost of a contract is expected to exceed the contract price, determined primarily by the installation component of the contract, the total estimated loss is charged to expense in the period the loss is identified. In addition, in certain transactions where existing customers seek to expand the license rights of previously licensed software, the Company recognizes license fee revenue from certain software components upon the granting of these expanded rights and when collection of the additional license fees are probable.

    Software license fee revenues from contracts where the Company is not actively involved in the installation of the system, typically contracts outside of North America, are recognized as contract amounts become due and payable by the international partner typically on a milestone basis. In addition, revenue recognition on a contract milestone basis can cause quarterly revenue and earnings variability due to the size and timing of such milestones. Because the Company is not actively involved in these international installations, milestone attainment and consequently revenue recognition on these contracts may be delayed for reasons which include delays caused by the customer, or the Company's international integration partner, both of which are beyond the control of the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Revenues

    In the three months ended June 30, 1998, total revenues decreased 8% to $6.3 million from $6.9 million in the three months ended June 30, 1997. Of these amounts, software license fee revenues were essentially unchanged at $2.6 million, installation and support services revenues increased 20% to $2.6 million and third-party hardware and software revenue decreased 44% to $1.2 million. Software license fee revenue, although unchanged from the prior year quarter, reflected a shift to domestic revenues. In recent quarters, international revenues have contributed significantly to software license fee revenues. However, in the quarter ended June 30, 1998, all software license fee revenue was derived from domestic contracts which compares with $1.4 from international contracts in the second quarter of 1997. International revenues are subject to quarterly variability due to the revenue recognition policies employed for these contracts. Future international revenue contribution will be primarily dependent on additional international contracts, the timing and amount of such will continue to be subject to variability. The increase in installation and support services revenues from the same quarter in 1997 was primarily due to a higher number of billable hours resulting from an increase in the number of projects and higher utilization rates and, to a lesser degree, from an increase in support services revenues. The decrease in third-party hardware and software revenues compared to the prior year second quarter was due mainly to the timing of new customer contracts which generally include significant third-party hardware and software components.

Cost of Revenues

    Cost of revenues were $2.7 million, or 44% of total revenues, in the three months ended June 30, 1998, compared to $3.6 million, or 52% of total revenues, in the three months ended June 30, 1997. Cost of installation and support services increased 9% to $1.7 million in the three months ended June 30, 1998 from $1.6 million in the three months ended June 30, 1997 as a result of an increase in the number of installation personnel and the average cost of those personnel including an increase in the use of third-party installation personnel which generally carry a higher hourly cost than Oacis personnel. The increase in cost of installation and support services was partially offset by a decrease in the cost of support services, due in part to the restructuring of the support organization announced at the end of 1997. Gross profit as a percentage of total revenues increased to 56% in the three months ended June 30, 1998 from 48% in the three months ended June 30, 1997. Gross profit on software license fees increased to 98% in the second quarter of 1998 from 92% in the prior year period due primarily to the shift in the mix of revenues to domestic contracts which generally do not carry distribution fees. Included in the cost of software license fees in the second quarter of 1997 was $140,000 in international distributor fees. The Company anticipates that future gross margin percentages on software license fees will be lower than that experienced in the second quarter of 1998 and more in line with historical levels as a result of increases in amortization of software development costs and that software license fee gross margin percentages may fluctuate on a quarter to quarter basis due to timing of recognition of license fees and related distribution fees for international contracts. Gross profit on installation and support services increased to 33% for the second quarter of 1998 from 27% in the prior year period due primarily to improved margins in the support organization where revenues have increased as more clients have initiated support services while expenses were lower during the quarter due in part to the restructuring previously noted. The Company expects that installation and support services margins may decline in the third and fourth quarters, consistent with prior years, due in part to the seasonal effects of holiday schedules. Gross profit on third-party hardware and software increased to 15% in the three months ended June 30, 1998 from 14% in the three months ended June 30, 1997.

Sales and Marketing

    Sales and marketing expenses increased 18% to $1.8 million in the three months ended June 30, 1998 from $1.6 million in the three months ended June 30, 1997 and increased as a percentage of total revenues to 29% in the three months ended June 30, 1998 from 23% in the three months ended June 30, 1997. The increase in sales and marketing expenses was attributable in part to an increase in marketing fees related to the Company's marketing agreement with the VHA, Inc. ("VHA"). The VHA marketing fees are expensed as revenue is recognized on VHA contracts and are paid upon collection of billing milestones. An increase in consulting, salary, commission and related expenses also contributed to the overall increase. The Company expects sales and marketing expenses to increase during the remainder of the year due to increased VHA marketing fees and increased travel related expenses resulting from increased sales related activity. Additionally, quarterly sales and marketing expenses may fluctuate as a result of the timing of commission expenses associated with new contract signings and attainment of project milestones on existing contracts.

Research and Development

    Research and development expenses, before software capitalization, increased 2% to $2.3 million in the three months ended June 30, 1998 from $2.2 million in the three months ended June 30, 1997, and increased as a percentage of total revenue to 36% for the three months ended June 30, 1998 from 32% in the three months ended June 30, 1997. The increase in expenses was primarily attributable to increased personnel and personnel related expenses and partially offset by lower consulting costs. Capitalized software development costs were $583,000, or approximately 26% of research and development costs, for the three months ended June 30, 1998 as compared to $487,000, or approximately 22%, for the three months ended June 30, 1997. The higher software capitalization rate is due to an increase in the number of products in the later stages of development.

General and Administrative

    General and administrative expenses increased 10% to $1.0 million in the three months ended June 30, 1998 from $0.9 million in the three months ended June 30, 1997, and increased to 16% as a percentage of total revenue for the three months ended June 30, 1998 from 13% for the same period in the prior year. The increase in general and administrative expenses was due to an increase in personnel related expenses, including consulting expense.


SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Revenues

    In the six months ended June 30, 1998, total revenues increased 9% to $12.8 million from $11.7 million in the six months ended June 30, 1997. Of these amounts, software license fee revenues increased 25% to $5.4 million, installation and support services revenues increased 26% to $4.8 million and third-party hardware and software revenues decreased 27% to $2.5 million. The increase in software license fee revenues was due to a $1.2 million, or 46%, increase in revenue from the domestic customer base which was partially offset by a $0.2 million, or 9%, decrease in international revenues. International revenues for the six month period ended June 30,

1998 accounted for approximately 12% of total revenues as compared to 14% for the same prior year period. The Company expects international revenues will continue to contribute to quarterly variability during the remainder of the year. The increase in installation and support services revenues from the same period in 1997 was due to an increase in billable installation hours resulting from increased installation activity as well as increased support services revenues resulting from new sites that have initiated support services since June 30, 1997. The decrease in third-party hardware and software revenues was due mainly to the timing of new customer contracts which generally include significant third-party hardware and software components.

Cost of Revenues

    Cost of revenues were $6.1 million, or 48% of total revenues, in the six months ended June 30, 1998, compared to $6.3 million, or 54% of total revenues, in the six months ended June 30, 1997. Cost of installation and support services increased 10% to $3.4 million in the six months ended June 30, 1998 from $3.0 million in the six months ended June 30, 1997 as a result of an increase in the number of installation personnel and the average cost of those personnel including an increase in the use of third-party installation personnel which generally carry a higher hourly cost than Oacis personnel. The increase in the cost of installation and support services was offset by a decrease in the cost of support services, due in part to the restructuring of the support organization announced at the end of 1997. Gross profit as a percentage of total revenues increased to 52% in the six months ended June 30, 1998 from 46% in the six months ended June 30 1997. Gross profit on software license fees decreased to 89% from 94% due to increases in international distributor fees during the six months ended June 30, 1998. The Company anticipates that the gross margin percentage on software license fees will continue to fluctuate on a quarterly basis as a result of the timing of international revenues and the amount of distributor fees associated with those revenues. Gross profit on installation and support services increased to 30% for the first half of 1998 from 20% in the prior year period due to improved margins in both the support and installation organizations, with the principal improvement in margins resulting from the support organization where revenues have increased as more clients have initiated support services while expenses were lower during the period due in part to the restructuring previously noted. Gross profit on third-party hardware and software increased to 16% in the six months ended June 30, 1998 from 14% in the six months ended June 30, 1997 principally due to the mix of third-party products sold.

Sales and Marketing

    Sales and marketing expenses increased 10% to $3.6 million in the six months ended June 30, 1998 from $3.3 million in the six months ended June 30, 1997 and was 28% of total revenues - unchanged from the prior year six month period. The increase in sales and marketing expenses was attributable in part to an increase in marketing fees related to the Company's marketing agreement with the VHA in addition to an increase in compensation related expenses. The VHA marketing fees are expensed as revenue is recognized on VHA contracts and are paid upon collection of billing milestones. Quarterly sales and marketing expenses may fluctuate as a result of the timing of commission expenses associated with new contract signings and attainment of project milestones on existing contracts.

Research and Development

    Research and development expenses, before software capitalization, increased 8% to $4.5 million in the six months ended June 30, 1998 from $4.1 million in the six months ended June 30, 1997. The increase was a result of an overall increase in personnel as well as an increase in the average cost of personnel partially offset by lower consulting expense. Software capitalization totaled $1.1 million, or 25% of total research and development costs, for the six months ended June 30, 1998 as compared to $1.1 million, or 26% of research and development costs, for the six months ended June 30, 1997. Research and development costs, before software capitalization, decreased as a percentage of total revenue to 35% for the six months ended June 30, 1998 from 36% for the six months ended June 30, 1997.

General and Administrative

    General and administrative expenses decreased 2% to $1.8 million in the six months ended June 30, 1998 from $1.9 million in the six months ended June 30, 1997, and decreased as a percentage of total revenue to 14% for the six months ended June 30, 1998 from 16% for the six months ended June 30, 1997. The decrease was due to lower headcount related expenses partially offset by higher consulting expenses.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1998 the Company's cash and cash equivalents and short-term investments totaled $11.8 million as compared to $15.6 million at December 31, 1997.

    The Company will be relocating its corporate headquarters during the third quarter of 1998 commensurate with the expiration of its current corporate office lease. In conjunction with this relocation, the Company will incur capital expenditures totaling approximately $3 million for leasehold improvements, furniture, computers and equipment of which the Company has already paid $500,000 as of June 30, 1998 and expects that it will be required to fund the remaining amount during the third quarter.

    During June 1998, the Company entered into a financing agreement which allows the Company to borrow up to $3 million through April 1999 with Union
Bank of California at which time the outstanding amount converts to a four year term loan with interest rate terms equal to Libor plus 1 1/4%. All outstanding amounts are secured by the Company's short-term investments to the extent of the outstanding balance. As of June 30, 1998, expenditures of $400,000 had been financed under this agreement.

    During 1997, the Company invested $2,253,000 in capital expenditures primarily related to computers and office equipment. Of this amount, $423,000 was acquired under a capital lease agreement with Comdisco, Inc. ("Comdisco").

    In April 1996, the Company entered into a master lease agreement with Comdisco which enabled the Company to finance the purchase of new equipment, or sell and lease back certain existing equipment, up to an aggregate of $1.0 million. The lease term is 42 months from the date of funding, and the annual interest rate is 8.5%. As of June 30, 1998, $1,000,000 of new equipment was financed under this agreement.

    The Company's working capital and capital requirements will depend upon numerous factors including possible customer installation delays, lengthy sales cycles, the Company's plans for developing, acquiring or licensing new applications and technologies, the Company's requirements to purchase additional capital equipment and the level of resources that the Company devotes to its sales and marketing activities. The Company believes that its existing capital resources and available financing arrangements will be adequate to fund its current operations for at least the next 12 months. Thereafter, the Company may require additional funds to support its operations and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company.

FACTORS AFFECTING OPERATING RESULTS

    This report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth below.

    HISTORY OF OPERATING LOSSES; UNCERTAIN PROFITABILITY. The Company has incurred a net loss of $4.1 million for the year ended December 31, 1997 and $1.8 million for the six months ended June 30, 1998, and as of June 30, 1998 had an accumulated deficit of $27.8 million. The Company has not achieved consistent profitability on a quarterly basis and has not achieved annual profitability. The Company's prior operating history, consolidation and uncertainty in the healthcare industry, dependence on the emerging market for IDNs, dependence on Oacis as its principal product, effects of Year 2000 issues on IDN's clinical information system purchasing decisions, long sales and installation cycles, and dependence upon key personnel and third parties, competition, and general economic and other factors make the prediction of future operating results difficult. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to achieve consistent revenue growth or achieve consistent profitability on a quarterly or annual basis.

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

    The time required to fully implement the Company's systems can vary significantly depending on the needs and skill sets of its customers. Full implementation of an Oacis system typically requires nine to 18 months, depending on a number of factors including the size of the customer, the system licensed, the number of legacy systems to be interfaced, the degree of customization requested by the customer and the customer's implementation schedule. This period may be longer if unforeseen technical, integration or other problems arise during the implementation process, if the Company has insufficient trained installation personnel to handle several implementations simultaneously, if the Company is unable to contract with third parties to provide supplemental implementation resources, or if a customer decides to delay the implementation schedule. Due to this long implementation cycle, the Company's future results of operations depend in large part on maintaining efficient and timely implementation procedures, particularly since a typical system license and implementation contract is relatively large compared to the Company's annual revenues. In addition, payments to the Company are dependent upon achievement of certain implementation or software acceptance milestones, the achievement of which can be dependent upon the customer and other third-parties. If implementation is delayed, then payments and revenue recognition may also be delayed. Any failure by the Company to install or implement its clinical information systems on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

    INTERNATIONAL SALES. The Company has licensed clinical information systems to customers located outside of the United States and expects to continue marketing its systems to foreign customers. In 1995, revenues from international customers were immaterial, however, revenues from international customers accounted for approximately 4% and 16% of the total revenues in 1996 and 1997, respectively. In the first six months of 1998, international revenues accounted for 12% of total revenues. The Company expects that international revenues may continue to be a significant component of total revenues in future quarters. Accordingly, the Company's operating results may increasingly be subject to the risks inherent in international transactions, including difficulties in staffing and managing foreign sales operations, changes in regulatory requirements, exchange rates, tariffs or other barriers, and other factors including dependence on third-party distributors and installers of the Company's products. Additionally, due to the revenue recognition model used for international sales (sales outside of North America) this increasing reliance on international sales may result in higher quarter to quarter variability of software revenues.

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

10.9(3) Master Lease Agreement and Equipment Schedule VL-1, each dated as of March 1, 1996, between Comdisco, Inc. and Subsidiary.

10.11(3)        Standard form of Software License Agreement for the Oacis
                System.

10.12(6) Lease dated March 19, 1997 for Facility located at 1101 5th Avenue, San Rafael, Marin County, California 10.13 Promissory Note dated June 2, 1998 for line of credit extended to Oacis Healthcare Systems, Inc. (Debtor) by Union Bank of California, N.A. attached hereto.

10.13 Promissory Note dated June 2, 1998 between Oacis Healthcare Holdings Corp. (Debtor) and Union Bank of California, N.A. attached hereto.

10.14 Security Agreement dated June 2, 1998 between Oacis Healthcare Holdings Corp. (Debtor) and Union Bank of California, N.A. attached hereto.

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

     (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the six months ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OACIS HEALTHCARE HOLDINGS CORP.
                                       (Registrant)

Date  August 14, 1998                  /s/ Stephen F. Ghiglieri
      -----------------                ---------------------------------------
                                       Stephen F. Ghiglieri Vice President,
                                       Finance and Administration,
                                       Chief Financial Officer and
                                       Secretary (Principal Financial and
                                       Accounting Officer)

Date  August 14, 1998                  /s/ Jim McCord
      -----------------                ---------------------------------------
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)

                                INDEX TO EXHIBITS

     EXHIBIT NUMBER     DESCRIPTION
     --------------     -----------


      10.13             Promissory  Note  dated  June 2,  1998  for  line of  credit  extended  to Oacis
                        Healthcare Systems, Inc. (Debtor) by Union Bank of California, N.A.

      10.14             Security  Agreement dated June 2, 1998 between Oacis  Healthcare  Holdings Corp.
                        (Debtor) and Union Bank of California, N.A.

       27.1             Financial Data Schedule