Form 10-Q
period 1998-09-30
OACIS HEALTHCARE HOLDINGS CORP
filed 1998-11-17
CIK 1011671

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1998.

                                       or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____________ to ___________.

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

                          1101 Fifth Avenue, Suite 200
                              SAN RAFAEL, CA 94901
          (Address of principal executive offices, including zip code)

                                 (415) 482-4400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]  No [ ]

At November 6, 1998, there were 10,610,202 shares of the Registrant's Common Stock outstanding.

                         OACIS HEALTHCARE HOLDINGS CORP.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                                              PAGE NO.
                                                                                              --------
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheet as of September 30, 1998                               3
                  (unaudited) and December 31, 1997

               Consolidated Statement of Operations                                              4
                  for the three months and nine months ended September 30, 1998 and
                  1997 (unaudited)

               Consolidated Statement of Cash Flows                                              5
                  for the nine months ended September 30, 1998 and 1997 (unaudited)

               Notes to Consolidated Financial Statements                                        6

Item 2.        Management's Discussion and Analysis of Financial Condition and                   7
                  Results of Operations

PART II        OTHER INFORMATION

Item 5.        Other Information                                                                19

Item 6.        Exhibits and Reports on Form 8-K                                                 19

Signatures                                                                                      21

INDEX TO EXHIBITS                                                                               22

Exhibit 10.15  Master Lease Agreement dated as of September 1, 1998, between Varilease
               Corporation and Oacis Healthcare Holdings Corp. attached hereto.

Exhibit 27.1   Financial Data Schedule

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         OACIS HEALTHCARE HOLDINGS CORP.

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                  1998              1997
                                                              -------------     ------------
                                                               (UNAUDITED)
                                       ASSETS
Current assets:
    Cash and cash equivalents                                   $  6,527          $  5,962
    Short-term investments                                         3,970             9,687
    Accounts receivable, net                                       8,600             8,276
    Other current assets                                           1,234             1,149
                                                                --------          --------
         Total current assets                                     20,331            25,074
Property and equipment, net                                        5,088             3,341
Capitalized software, net                                          3,673             2,382
Other assets                                                         353               394
                                                                --------          --------
         Total assets                                           $ 29,445          $ 31,191
                                                                ========          ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                            $  1,214          $  1,784
    Accrued expenses                                               1,783             2,818
    Short-term borrowings                                          1,630                --
    Unearned revenue                                               2,818             3,585
                                                                --------          --------
         Total current liabilities                                 7,445             8,187
                                                                --------          --------
Long-term obligations                                                211               461
                                                                --------          --------


Stockholders' equity:

     Preferred Stock, $0.01 par value;
          5,000,000 shares authorized; none issued
          and outstanding                                             --                --
     Common Stock, $0.01 par value,
          30,000,000 shares authorized; 10,527
          and 10,330, shares issued and outstanding                  105               103
     Additional paid-in capital                                   48,985            48,542
     Accumulated deficit                                         (27,238)          (26,002)
     Deferred stock compensation                                     (63)             (100)
                                                                --------          --------
           Total stockholders' equity                             21,789            22,543
                                                                --------          --------
           Total liabilities and stockholders' equity           $ 29,445          $ 31,191
                                                                ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                         OACIS HEALTHCARE HOLDINGS CORP.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)


                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                --------------------      ----------------------
                                                 1998         1997          1998          1997
                                                -------     --------      --------      --------
Revenues:
  Software licenses                             $ 5,101     $  2,792      $ 10,508      $  7,118
  Installation and support services               2,226        2,222         7,033         6,045
  Third party hardware and software                  61          930         2,606         4,439
                                                -------     --------      --------      --------
     Total revenues                               7,388        5,944        20,147        17,602
                                                -------     --------      --------      --------
Cost of revenues:
  Software licenses                                 286          267           854           535
  Installation and support services               1,734        1,885         5,089         4,931
  Third party hardware and software                  42          820         2,182         3,839
                                                -------     --------      --------      --------
     Total cost of revenues                       2,062        2,972         8,125         9,305
                                                -------     --------      --------      --------
Gross profit                                      5,326        2,972        12,022         8,297
                                                -------     --------      --------      --------
Operating expenses:
  Sales and marketing                             2,220        1,498         5,813         4,768
  Research and development                        1,583        1,646         4,951         4,733
  General and administrative                      1,117          821         2,947         2,680
                                                -------     --------      --------      --------
     Total operating expenses                     4,920        3,965        13,711        12,181
                                                -------     --------      --------      --------
Income (loss) from operations                       406         (993)       (1,689)       (3,884)
Interest income, net                                117          230           453           832
                                                -------     --------      --------      --------
Net income (loss)                               $   523     $   (763)     $ (1,236)     $ (3,052)
                                                =======     ========      ========      ========

Earnings (loss) per share:
  Basic                                         $  0.05     $  (0.07)     $  (0.12)     $  (0.30)
  Diluted                                       $  0.05     $  (0.07)     $  (0.12)     $  (0.30)

Weighted average common shares outstanding:
  Basic                                          10,520       10,175        10,438        10,121
  Diluted                                        11,465       10,175        10,438        10,121


The accompanying notes are an integral part of these consolidated financial statements.

                         OACIS HEALTHCARE HOLDINGS CORP.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands, unaudited)


                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       1998           1997
                                                      -------       --------
Cash flows from operating activities:
  Net loss                                            $(1,236)      $ (3,052)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                     1,455            995
      Stock compensation expense                           37             37
  Changes in assets and liabilities:
      Accounts receivable, net                           (324)          (332)
      Other current assets                                (85)          (665)
      Other assets                                         41           (390)
      Accounts payable                                   (570)           366
      Accrued expenses                                 (1,100)        (1,297)
      Unearned revenue                                  (767)           707
                                                      -------       --------
Net cash used in operating activities                  (2,549)        (3,631)
                                                      -------       --------

Cash flows from investing activities:
  Purchase of short-term investments                   (3,933)        (4,689)
  Sale of short-term investments                        9,650         13,412
  Purchases of property and equipment                  (2,872)        (1,335)
  Capitalized software development costs               (1,621)        (1,556)
                                                      -------       --------
Net cash provided by investing activities               1,224          5,832
                                                      -------       --------

Cash flows from financing activities:
  Proceeds from employee stock purchase plan              252            271
  Proceeds from option exercises                          193             33
  Proceeds from line of credit                          1,630             --
  Payments on capital lease obligations                  (185)          (158)
                                                      -------       --------
Net cash provided by financing activities               1,890            146
                                                      -------       --------

Increase in cash and cash equivalents                     565          2,347
Cash and cash equivalents, beginning of period          5,962          4,307
                                                      -------       --------
Cash and cash equivalents, end of period              $ 6,527       $  6,654
                                                      =======       ========

Supplemental disclosure:
   Cash paid for interest                             $    51       $     40
                                                      =======       ========
   Capital equipment lease additions                  $    --       $    422
                                                      =======       ========

The accompanying notes are an integral part of these consolidated financial statements.

                         OACIS HEALTHCARE HOLDINGS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION

   The unaudited financial statements included herein for Oacis Healthcare Holdings Corp. (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal and recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the operating results expected for the entire year. The financial statements included herein should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, included on Form 10-KSB filed with the Securities and Exchange Commission.

2. BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE

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

                                                            THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           1998            1997
                                                          -------        --------
                                                              (In thousands,
                                                           except per share data)
                                                                (Unaudited)
Net Income                                                $   523        $   (763)
Shares used to compute basic earnings per share
  (weighted average number of common shares
  outstanding during the period)                           10,520          10,175
Incremental common shares attributable to exercise
  of outstanding options and warrants                         945               0
                                                          -------        --------

Shares used to compute diluted earnings per share          11,465          10,175
                                                          =======        ========

Basic earnings per share                                  $  0.05        $  (0.07)
                                                          =======        ========

Diluted earnings per share                                $  0.05        $  (0.07)
                                                          =======        ========


3. NEW ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Adoption of SFAS 130 did not have a material effect on the Company's financial statements for the quarter ended September 30, 1998.

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

   In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statement of Positions Nos. 97-2 and 98-4 ("SOP 97-2" and "SOP 98-4") respectively, relating to software revenue recognition which the Company has adopted for transactions entered into in the fiscal year beginning January 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". Historically, the Company has accounted for the majority of its software license fee revenue under Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," accordingly the Company believes that the adoption of SOP 97-2 and SOP 98-4 has not had a significant impact on its revenue recognition accounting policies.

   In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes standards for derivative instruments and hedging activities. The Company is required to adopt SFAS 133 in the first quarter of 2000. The Company does not anticipate that SFAS 133 will have a material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Background

   The Company develops, markets, licenses, installs, implements and supports clinical information systems primarily for major medical centers, hospitals and integrated healthcare delivery networks ("IDNs"). In 1986, the Company introduced StatLAN, the initial version of the Company's clinical information system. In 1994, the Company introduced Oacis. Oacis is comprised of the Oacis Healthcare Network, which includes an interface engine, a clinical data repository and an Enterprise Member/Patient Index and Clinical Care applications, which facilitate the input and delivery of information at the point of care.

   Substantially all of the Company's revenues are derived from the licensing, installation, implementation and support of Oacis. The Company intends to focus its sales and marketing efforts on IDNs which currently account for a growing portion of the overall market for clinical information systems. The formation of IDNs and a general consolidation in the healthcare industry has a number of effects which include the creation of larger healthcare networks with greater market concentration. The Company believes that while such consolidation may result in an increase in demand for open architecture clinical information systems such as the Company provides, the near term effect of such consolidation reduces the resources available for IDNs to invest in clinical information systems until such time as the rate of consolidation slows. Additionally, the software industry as a whole is currently addressing the issues related to Year 2000. Although the Company believes that its products do not have significant Year 2000 issues, it believes that IDN's in general are dealing with multiple software systems which do require major attention to Year 2000 issues which may distract these IDN's from pursuing enterprise information systems solutions such as the Company provides. Accordingly, the Company believes that the market for the Company's products may continue to develop slowly in the near term and that sales cycles will continue to be long.

   The Company's future success and financial performance depends in large part upon the Company's ability to provide the increasing system functionality required by its customers through the timely development and successful introduction of new applications and enhancements to Oacis. The Company has historically devoted significant resources to system enhancements and development and believes that significant continuing development efforts together with an increased focus on integration of third party applications will be required to sustain and enhance the Company's competitive market position. Additionally, the Company's ability to develop, market, sell, install and implement its systems depends on the Company's ability to recruit, hire and retain highly skilled personnel in a number of technical and clinical fields particularly in the area of installation and implementation services. The market for this highly skilled workforce is extremely competitive.

   The Company's cost of revenues for installation and support services, as well as its operating expenses, are primarily comprised of personnel and personnel related costs. These costs are impacted by a number of factors including increases in personnel and adjustments in compensation levels to remain competitive in the markets in which the Company operates. The Company regularly appraises its competitive position with regard to compensation strategies and makes adjustments when and as required. Additionally, the Company adjusts salary levels, generally at the beginning of its reporting year, for all personnel based on merit and other factors including increases in the cost of living. As a result, the year over year quarterly results before the effect of capitalized software reflect the increased operating expenses resulting from increased personnel related expenses.

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

   Software license fee revenues from contracts where the Company is actively involved in the installation or installation and implementation of the system, which are primarily in the United States and Canada, are recognized using the percentage of completion method. Progress toward completion is measured using labor hours incurred over total estimated labor hours or upon the achievement of certain project installation and acceptance milestones. The Company generally bills its installation and implementation services as the services are provided. Software license fees are generally billed in accordance with installation or software acceptance milestones. Accordingly, revenues recognized in advance of achieving billing milestones are recorded as unbilled accounts receivable and collections resulting from billing milestones achieved in advance of recognizing revenues are recorded as unearned revenues on the consolidated balance sheet. If the total estimated cost of a contract is expected to exceed the contract price, determined primarily by the installation component of the contract, the total estimated loss is charged to expense in the period the loss is identified. In addition, in certain transactions where existing customers seek to expand the license rights of previously licensed software or where no significant installation services are required, the Company recognizes license fee revenue from certain software components upon the delivery of these expanded rights or upon software acceptance and when collection of the additional license fees are probable.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Revenues

   In the three months ended September 30, 1998, total revenues increased 24% to $7.4 million from $5.9 million in the three months ended September 30, 1997. Of these amounts, software license fee revenues increased 83% to $5.1 million, installation and support services revenues were unchanged at $2.2 million and third-party hardware and software revenue decreased 93% to $0.1 million. The increase in software license fee revenue resulted from a generally strong quarter in domestic software license fees which included the effects of the Company's contract with Kaiser Permanente (Kaiser) signed during the current quarter which included a significant component of license fees and no installation service component. Software license fee revenues are expected to continue to be positively impacted by this contract at least for the next quarter as additional software elements are delivered. The increase in domestic software license fee revenue was partially offset by an absence of international software license fee revenue in the current quarter which compares with $1.1 in international license fee revenue in the third quarter of 1997. Future international revenues will be primarily dependent on the ability of the Company and its international distribution partners to attain additional international contracts, the timing and amount of such will continue to be subject to variability. Installation and support service revenues for the quarter reflected an increase in maintenance revenues due to a number of new customers initiating maintenance since the prior year period, offset by a decline in installation revenue which was due to a number of factors including a trend on the part of some customers to rely more on internal resources to complete their implementations, the timing of implementations in progress, the continued high turnover of implementation personnel and a slower than expected ramp up of the Company's third-party implementation partner, Superior Consultants. The decrease in third-party hardware and software revenues compared to the prior year third quarter was due mainly to the timing of new customer contracts which generally include significant third-party hardware and software components. We expect third party hardware revenues to remain below our expectation for the remainder of the year and continue to be primarily dependent upon the timing of new software license contracts.

Cost of Revenues

   Cost of revenues were $2.1 million, or 28% of total revenues, in the three months ended September 30, 1998, compared to $3.0 million, or 50% of total revenues, in the three months ended September 30, 1997. Cost of installation and support services decreased 8% to $1.7 million in the three months ended September 30, 1998 from $1.9 million in the three months ended September 30, 1997 as a result of a decrease in the number of implementation personnel offset by a higher average cost of those personnel including an increase in the use of third-party implementation personnel which generally carry a higher hourly cost than Oacis personnel. The decrease in cost of installation and support services was also attributable to a decrease in the cost of support services, due in part to the restructuring of the support organization announced at the end of 1997. Gross profit as a percentage of total revenues increased to 72% in the three months ended September 30, 1998 from 50% in the three months ended September 30, 1997. The increase in gross profit as a percentage of total revenues reflects significant growth in domestic software license fee revenue relative to the prior year quarter in addition to a shift in the mix of revenues to higher margin software license fee from lower margin third-party hardware and software. Gross profit on software license fees increased to 94% in the third quarter of 1998 from 90% in the prior year period as there were no international distributor fees reported in the third quarter of 1998. Offsetting the absence of international distributor fees during the quarter was an increase in amortization of capitalized software development costs resulting from the commencement of amortization of capitalized products which became generally available during the quarter. Gross profit on installation and support services increased to 22% for the third quarter of 1998 from 15% in the prior year period due to improved margins in the support organization where revenues have increased as more clients have initiated support services while expenses were lower due in part to the restructuring previously noted.

Sales and Marketing

   Sales and marketing expenses increased 48% to $2.2 million in the three months ended September 30, 1998 from $1.5 million in the three months ended September 30, 1997 and increased as a percentage of total revenues to 30% in the three months ended September 30, 1998 from 25% in the three months ended September 30, 1997. The increase in sales and marketing expenses were due to marketing fees related to revenue recognized from sales through the VHA sales channel in the current quarter as well as the timing of recognizing certain marketing credits from third party product suppliers in the prior year quarter. Sales and marketing expenses were also higher as a result of higher consulting, commission and travel expenses. The Company expects sales and marketing expenses to decrease during the fourth quarter. Additionally, quarterly sales and marketing expenses may fluctuate as a result of the timing of commission expenses associated with new contract signings and attainment of project milestones on existing contracts.

Research and Development

   Research and development expenses, before software capitalization, decreased 3% to $2.07 million in the three months ended September 30, 1998 from $2.14 million in the three months ended September 30, 1997, and decreased as a percentage of total revenue to 28% for the three months ended September 30, 1998 from 36% in the three months ended September 30, 1997. The decrease in expenses was primarily attributable to lower consulting expenses partially offset by higher salary expense. Capitalized software development costs were $490,000, or approximately 24% of research and development costs, for the three months ended September 30, 1998 as compared to $495,000, or approximately 23%, for the three months ended September 30, 1997.

General and Administrative

   General and administrative expenses increased 36% to $1.1 million in the three months ended September 30, 1998 from $0.8 million in the three months ended September 30, 1997, and increased to 15% as a percentage of total revenue for the three months ended September 30, 1998 from 14% for the same period in the prior year. The increase in general and administrative expenses was due to the timing of accruals as well as an increase in maintenance expense stemming from investments in computer hardware and software acquired for internal use.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Revenues

   In the nine months ended September 30, 1998, total revenues increased 14% to $20.1 million from $17.6 million in the nine months ended September 30, 1997. Of these amounts, software license fee revenues increased 48% to $10.5 million, installation and support services revenues increased 16% to $7.0 million and third-party hardware and software revenues decreased 41% to $2.6 million. The increase in software license revenues reflects increased domestic software license fees including the effects of the Company's contract with Kaiser which was signed during the quarter ended September 30, 1998 and which contributed significantly to software license revenues during that quarter. International software license fee revenues for the nine month period ended September 30, 1998 accounted for approximately 7% of total revenues as compared to 15% for the same prior year period. Future international revenue contribution will be primarily dependent on the ability of the company and its international distribution partners to attain additional international contracts, the timing and amount of such will continue to be subject to variability. The increase in installation and support services revenues from the same period in 1997 was due to an increase in billable hours resulting from increased implementation activity over the nine month period as well as increased support services revenues resulting from new sites that have initiated support services since September 30, 1997. The decrease in third-party hardware and software revenues was due mainly to the timing of new customer contracts which generally include significant third-party hardware and software components.

Cost of Revenues

   Cost of revenues were $8.1 million, or 40% of total revenues, in the nine months ended September 30, 1998, compared to $9.3 million, or 53% of total revenues, in the nine months ended September 30, 1997. The decrease in the cost of revenues resulted primarily from lower third-party product sales in the nine months ended September 30, 1998 offset by a 3% increase in the cost of installation and support services. Cost of installation and support services increased 3% to $5.1 million in the nine months ended September 30, 1998 from $4.9 million in the nine months ended September 30, 1997 as a result of an increase in the average cost of those personnel as well as an increase in the use of third-party implementation personnel which generally carry a higher hourly cost, offset by a decrease in the cost of support services, due in part to the restructuring of the support organization announced at the end of 1997. Gross profit as a percentage of total revenues increased to 60% in the nine months ended September 30, 1998 from 47% in the nine months ended September 30, 1997. The increase in gross profit resulted from a shift in the mix of revenues to higher margin software license fee revenue away from lower margin third-party product revenues. Gross profit on software license fee revenue was unchanged at 92% but reflected a decrease in international distributor fees and an offsetting increase in amortization of capitalized software development costs during the nine months ended September 30, 1998. Gross profit on installation and support services increased to 28% for the nine months ended September 1998 from 18% in the prior year period due to improved margins principally in the support organization where revenues have increased as more clients have initiated support services while expenses were lower due in part to the restructuring previously noted. Gross profit on third-party hardware and software increased to 16% in the nine months ended September 30, 1998 from 14% in the nine months ended September 30, 1997 principally due to the mix of third-party products sold.

Sales and Marketing

   Sales and marketing expenses increased 22% to $5.8 million in the nine months ended September 30, 1998 from $4.8 million in the nine months ended September 30, 1997 and was 29% of total revenues as compared to 27% for the nine months ended September 30, 1997. The increase in sales and marketing expenses were due to marketing fees related to revenue recognized from sales through the VHA sales channel in the current nine month period. Additionally, the increase was due to higher consulting, commission and travel expenses in the 1998 period as well as the timing of recognizing certain marketing credits from third-party suppliers in the nine months ended September 30, 1997.

Research and Development

   Research and development expenses, before software capitalization, increased 5% to $6.6 million in the nine months ended September 30, 1998 from $6.3 million in the nine months ended September 30, 1997. The increase was a result of an increase in personnel as well as an increase in the average cost of personnel partially offset by lower consulting expense. Software capitalization totaled $1.6 million, or 25% of total research and development costs, for the nine months ended September 30, 1998 consistent with the nine month period ended September 30, 1997. Research and development costs, before software capitalization, decreased as a percentage of total revenue to 33% for the nine months ended September 30, 1998 from 36% for the nine months ended September 30, 1997.

General and Administrative

   General and administrative expenses increased 10% to $2.9 million in the nine months ended September 30, 1998 from $2.7 million in the nine months ended September 30, 1997, and were 15% of total revenue for the nine months ended September 30, 1998 unchanged from the prior year nine month period. The increase was due to higher consulting expenses and maintenance expense stemming from the significant investment made in computer hardware and software acquired for internal use as well as the timing of accruals.

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1998 the Company's cash and cash equivalents and short-term investments totaled $10.5 million as compared to $15.6 million at December 31, 1997.

   The Company relocated its corporate headquarters during the third quarter of 1998 contemporaneously with the expiration of its current corporate office lease. In conjunction with this relocation, the Company incurred capital expenditures totaling approximately $3 million for leasehold improvements, furniture, computers and equipment of which the Company has already paid $2.0 million as of September 30, 1998. The Company expects that it will be required to fund the remaining amount during the fourth quarter.

   In September 1998, the Company entered into a master lease agreement with Varilease Corporation which enabled the Company to finance the purchase of new equipment, or sell and lease back certain existing equipment, up to an aggregate of approximately $700,000. The lease term is 36 months from the date of funding, and the annual interest rate is approximately 10.5%. As of September 30, 1998, none of this facility had been utilized.

   In June 1998, the Company entered into a financing agreement which allows the Company to borrow up to $3 million through April 1999 with Union Bank of California at which time the outstanding amount converts to a four year term loan with interest rate terms equal to Libor plus 1 1/4%. All outstanding amounts are secured by the Company's short-term investments to the extent of the outstanding balance. As of September 30, 1998, expenditures of $1.6 million related to the Company's new corporate headquarters had been financed under this agreement.

   During 1997, the Company invested $2,253,000 in capital expenditures primarily related to computers and office equipment. Of this amount, $423,000 was acquired under a capital lease agreement with Comdisco, Inc.
("Comdisco").

   In April 1996, the Company entered into a master lease agreement with Comdisco which enabled the Company to finance the purchase of new equipment, or sell and lease back certain existing equipment, up to an aggregate of $1.0 million. The lease term is 42 months from the date of funding, and the annual interest rate is 8.5%. As of September 30, 1998, $1,000,000 of new equipment was financed under this agreement.

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

YEAR 2000 READINESS

GENERAL

   Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. As a result, before December 31, 1999, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

YEAR 2000 ISSUES AFFECTING OACIS

   Year 2000 issues may affect the Company in two primary areas. The first relates to readiness of the products that the Company offers for license to its customers. The second relates to the Company's internal systems and the internal systems of its suppliers and customers.

THE COMPANY'S PRODUCTS

   The Company has completed an evaluation of its software products which it holds for license to customers. This evaluation was made with the assistance of an independent third party. The results of this evaluation have identified certain minor modifications which were required to be made to the Oacis and StatLan product lines. These modifications have been completed prior to the end of the Company's third quarter. The Company has released one version of Oacis which is Year 2000 compliant which has been tested on Year 2000 compliant releases of certain of the Company's third party product vendors such as Sybase and Sun. The Company is also releasing a Year 2000 compliant version of its StatLan product. The Company provides its Year 2000 ready software releases to its customers under the terms of its maintenance and support arrangements. The Company's customers are responsible for implementing and testing the Company's Year 2000 releases in their particular environment. To assist in this effort, the Company organized and trained personnel to assist the Company's customers with the installation of the Company's Year 2000 releases. These services are provided on a time and materials basis. The Company is working to upgrade all of its customers on its Year 2000 compliant version by September 1999. The Company will continue to closely assess the risks associated with Year 2000 and develop contingency plans when and if necessary, but at this time the Company has not developed any formal contingency plans.

INTERNAL SYSTEMS

   The Company has evaluated its internal systems, including Payroll, Accounting, and other business critical systems to determine whether any significant Year 2000 issues exist. Although the Company's evaluation is ongoing, the Company believes that no material issues exist with its internal use software with regard to Year 2000. The Company also has and will continue to discuss with its vendors and clients the potential impact the Year 2000 issue will have on their systems, including possible delays in receiving payment from clients resulting from Year 2000 problems affecting such clients' accounting and payable systems. As the Company assesses these issues, it expects to develop contingency plans against such payment delays and other Year 2000 problems which may include, for example, holding additional cash reserves.

COSTS

   The Company has devoted internal resources and hired external resources to assist with the implementation and monitoring of its Year 2000 compliance programs. The Company has incurred to date, costs approximating $400,000, to address its Year 2000 compliance programs and expects that it will incur additional costs through December 31, 1999. The Company believes that the costs it has incurred to date and future costs to implement its Year 2000 programs will not be material.

RISKS

   The Company has identified certain potential risks with regard to Year 2000 which include; the failure by clients to fully or adequately implement and test the Company's Year 2000 releases in sufficient time prior to Year 2000 which could result in requests by such clients to provide additional services to support client readiness programs and could ultimately result in claims against the Company, the failure by vendors or clients to adequately update their internal systems including accounting systems which could impact their ability to make payments or supply products; the failure by the Company to identify all potential Year 2000 issues within its internal systems, the affect of which cannot be predicted. Each of these risks, including the risks that the Company will not timely complete or successfully implement its Year 2000 readiness programs could result in material adverse affects on the Company's financial or operating results. However, at this time, the Company does not anticipate that the risks will have a material effect on the Company. Additionally, Oacis' customers are currently assessing their own systems and those of vendors for compliance with Year 2000. Installation work required by customers to implement Year 2000 releases may distract customers' and potential future customers' attention from acquiring and installing Oacis' Systems. Such distraction could have a material adverse affect on the Company's business, financial condition and results of operations.

FACTORS AFFECTING OPERATING RESULTS

   This report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth below.

   HISTORY OF OPERATING LOSSES; UNCERTAIN PROFITABILITY. The Company has incurred a net loss of $4.1 million for the year ended December 31, 1997 and $1.2 million for the nine months ended September 30, 1998, and as of September 30, 1998 had an accumulated deficit of $27.2 million. The Company has not achieved consistent profitability on a quarterly basis and has not achieved annual profitability. The Company's prior operating history, consolidation and uncertainty in the healthcare industry, dependence on the emerging market for IDNs, dependence on Oacis as its principal product, effects of Year 2000 issues on IDN's clinical information system purchasing decisions, long sales and installation cycles, and dependence upon key personnel and third parties, competition, and general economic and other factors make the prediction of future operating results difficult. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to achieve consistent revenue growth or achieve consistent profitability on a quarterly or annual basis.

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

   The Company is also assessing the possible effects on the Company's operations of the Year 2000 readiness of key suppliers and subcontractors. The Company's reliance on suppliers and subcontractors, and, therefore, on the proper functioning of their information systems and software, means that failure to address Year 2000 issues could have a material impact on the Company's operations and financial results; however, the potential impact and related costs are not known at this time. Additionally, Oacis' customers are currently assessing their own systems and those of vendors for compliance with Year 2000. Installation work required by customers to implement Year 2000 releases may distract customer's attention from acquiring and installing Oacis' Systems. Such distraction could have a material adverse affect on the Company's business, financial condition and results of operations.

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

   INTERNATIONAL SALES. The Company has licensed clinical information systems to customers located outside of the United States and expects to continue marketing its systems to foreign customers. In 1995, revenues from international customers were immaterial, however, revenues from international customers accounted for approximately 4% and 16% of the total revenues in 1996 and 1997, respectively. In the first nine months of 1998, international revenues accounted for 7% of total revenues. Future international revenues will be primarily dependent on the ability of the Company and its international partners to attain additional international contracts, the timing and amount of such will continue to be subject to variability.

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

PART II  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

        Pursuant to recent changes to the proxy rules, unless a stockholder who wishes to bring a matter before the stockholders at the Company's 1999 Annual Meeting of Stockholders notifies the Company of such matter prior to March 31, 1999, management will have discretionary authority to vote all shares for which it has proxies in opposition to such matter.

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

10.9(3)   Master Lease Agreement and Equipment Schedule VL-1, each dated as of
          March 1, 1996, between Comdisco, Inc. and Subsidiary.

10.11(3)  Standard form of Software License Agreement for the Oacis System.

10.12(6)  Lease dated March 19, 1997 for Facility located at 1101 5th Avenue,
          San Rafael, Marin County, California 10.13 Promissory Note dated June
          2, 1998 for line of credit extended to Oacis Healthcare Systems, Inc.
          (Debtor) by Union Bank of California, N.A. previously filed with the Company's Form 10-Q for the quarterly period ended June 30, 1998.

10.13     Promissory Note dated June 2, 1998 between Oacis Healthcare Holdings
          Corp. (Debtor) and Union Bank of California, N.A. previously filed with the Company's Form 10-Q for the quarterly period ended June 30, 1998.

10.14     Security Agreement dated June 2, 1998 between Oacis Healthcare
          Holdings Corp. (Debtor) and Union Bank of California, N.A. previously filed with the Company's Form 10-Q for the quarterly period ended June
          30, 1998.

10.15     Master Lease Agreement dated as of September 1, 1998, between
          Varilease Corporation and Oacis Healthcare Holdings Corp. attached hereto.

21.1(3)   Subsidiaries of the Registrant.

27.1      Financial Data Schedule (electronic version only)

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

   (b) Reports on Form 8-K

   No reports on Form 8-K were filed by the Company during the three months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OACIS HEALTHCARE HOLDINGS CORP.
                                    (Registrant)

Date  November 16, 1998             /s/  Stephen F. Ghiglieri
      -----------------             --------------------------------------------
                                    Stephen F. Ghiglieri Vice President,
                                    Finance and Administration,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)

Date  November 16, 1998             /s/ Jim McCord
      -----------------             --------------------------------------------
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)